Form 10-K405
period 1996-12-31
UNIFRAX INVESTMENT CORP
filed 1997-03-27
CIK 1021285

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For fiscal year ended December 31, 1996


                             Commission File Number:

                               UNIFRAX CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                                   34-1535916
(State or other jurisdiction of incorporation)                   (I.R.S. Employer Identification No.)

               2351 Whirlpool Street, Niagara Falls, NY 14305-2413 (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code: (716) 278-3800

                   -------------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        Name of Each Exchange
Title of Each Class                                     On Which Registered
-------------------                                     -------------------
10.5% Senior Notes Due 2003                                     N/A


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]




================================================================================

                                     PART I


ITEM 1. BUSINESS

       Unifrax Corporation ("Unifrax" or "Company") manufactures heat resistant ceramic fiber products for automotive, commercial, and industrial customers primarily throughout North America. Manufacturing facilities are located in Western New York and Indiana. Unifrax and its predecessor, the North American Fibers Division of The Carborundum Company was an indirect wholly-owned subsidiary of The British Petroleum Company p.l.c. ("BP"). On October 30, 1996, the Company completed a comprehensive recapitalization (the "Recapitalization"). Pursuant to the Recapitalization, Unifrax redeemed 80% of its common stock held by BP in exchange for a written promise to pay an aggregate of $120 million of cash (the "Interim Obligation") and a note payable in the amount of $7 million. Concurrent with the Recapitalization, Kirtland Capital Partners II L.P. and its affiliates ("Kirtland") established two wholly-owned subsidiaries, Unifrax Investment Corp. ("Investment") and Unifrax Holding Co. ("Holding"). In this regard, Investment issued $100 million of senior, unsecured indebtedness and Holding purchased 90% of the remaining stock of Unifrax that was owned by BP. Subsequent to the transactions described above, Investment was merged with the Company. The proceeds of the $100 million senior, unsecured indebtedness and borrowings of $25 million were used to repay the Interim Obligation. As a result of the Recapitalization, Holding and BP own 90% and 10%, respectively, of the Company.

       The Company transacted sales of certain products through indirect wholly-owned subsidiaries of BP in Europe (XPE Vertriebs GmbH) and South America (NAF Brasil Ltda.). Prior to the Recapitalization, BP contributed these related sales corporations to Unifrax.

       Prior to February 29, 1996, Unifrax was known as The Carborundum Company ("Carborundum") and included a number of divisions and subsidiaries engaged in various manufacturing businesses. On February 29, 1996, all of the Carborundum businesses except for Unifrax were sold to Societe Europeenne des Produits Refractaires and various other units of Compagnie de Saint Gobain (SEPR). Concurrent with the Saint-Gobain Sale, Carborundum was re-named Unifrax.

       Developed by the Company in 1942, ceramic fiber is a white, glassy material belonging to a class of materials known as man-made vitreous fibers (a class which also includes fiberglass and mineral wool). Ceramic fiber possesses several commercially attractive performance properties including stability at very high temperatures, extremely low heat transmission and retention, light weight compared to other heat-resistant materials, chemical stability and corrosion resistance. These properties make ceramic fiber a superior insulating material in high temperature applications.

       Ceramic fiber's most common application has been to line industrial furnaces, where high temperatures demand its heat-resistant characteristics. Historically, the industrial furnace-related market has represented the largest percentage of the Company's sales. Increasingly, the Company has applied its expertise to rapidly-growing, high value-added niche markets. These niche markets, which include automotive, power generation, and fire protection now account for the majority of the Company's net sales. In 1994 sales to the furnace-related, automotive and other markets represented approximately 47%, 29%, and 24% of total sales, respectively. In 1995, sales to the furnace-related, automotive, and other markets represented approximately 44%, 31%, and 25% of total sales, respectively. For the year ended December 31, 1996, sales to the furnace-related, automotive, and other markets represented approximately 41%, 31% and 28% of total sales, respectively.

       Bulk Ceramic Fiber. The Company manufactures and sells several types of ceramic fiber in bulk form in order to meet a wide range of requirements for heat resistance, chemical composition and fiber dimension and strength. Bulk ceramic fiber is sold to fabricators of a variety of heat-resistant and insulating products such as vacuum-cast shapes, and is also sold for use in a number of packing, reinforcement, filtration, and filler applications. Bulk ceramic fiber is also the base material for substantially all of the Company's other products. Bulk ceramic fiber is sold under the Fiberfrax(R), Insulfrax(R), and Fibermax(R) trade names.

       Blankets and Modules. The Company's blanket products begin as bulk fiber which, through a needling process, is woven into a strong, flexible, durable blanket. These blankets are used in a variety of high temperature applications, including kiln and furnace linings and expansion joint seals used for fire protection in commercial construction. Modules are folded or laminated from layers of ceramic fiber blanket which are compressed into rectangular "blocks" which can be secured to furnace interiors through a variety of hardware options.

       Boards. The Company's board products consist of a group of rigid, self-supporting, light-weight and easy to cut insulating boards well-suited for applications involving mechanical vibration and/or stress at high temperatures. These qualities facilitate handling and installation in a variety of industrial applications, including use as refractory linings, backup for other furnace insulating materials, rigid gaskets and seals. Ceramic fiber boards are sold under the Duraboard(R) brand name.

       Papers and Felts. The Company's ceramic fiber-based papers are used in a variety of high temperature applications in the automotive, aerospace, appliance, ceramic and glass, petrochemical, and steel industries. The Company also manufactures felts that can be fabricated into both rigid and flexible shapes. Felts are used in applications such as automotive and aerospace heat shields, appliance insulation and gaskets.

       Textiles. The Company uses traditional textile manufacturing techniques to produce ceramic fiber yarn (Fiberfrax(R) yarn) which is, in turn, used to make cloth, rope, braids, wicking, tapes, and sleevings. Textiles provide superior insulation and possess excellent resistance to heat, corrosion, and breakdown due to mechanical vibration and stress. Textiles are used as gaskets, wrapping materials, and welding curtains and blankets.

       Other Products. The Company also manufactures specialty products in the form of moldables, pumpables, caulks and coating cements, fabricated products, ultra high temperature products and engineered fibers.

MARKETS

       As a result of a covenant not to compete entered into with SEPR (reference is made to the information under the heading "Relationship With SEPR-Covenant Not to Compete" provided under Item 13 of this Form 10-K, which is hereby incorporated herein by reference), the Company is prohibited from manufacturing, selling or distributing any ceramic fiber products outside the North American market until March 1, 2001 except XPE(TM) which the Company will sell worldwide and certain products for which SEPR will act as distributor.

       Furnace-Related Markets. Ceramic fiber for furnace-related applications is generally sold to the metal production, petrochemical, and ceramic and glass industries.

       Automotive Market. Three product types account for substantially all of the fiber consumed by the automotive industry: paper, XPE(TM) gasket material, and insulation heat shields.

       Other Markets. Ceramic fiber is being used in several newer applications in niche markets such as power generation, fire protection, and commercial insulation. In these industries, products are often customized to meet special customer needs.

MANUFACTURING AND OPERATIONS

       Ceramic fiber is produced by melting a combination of alumina, silica, and other additives in either a submerged electrode furnace (SEF) or in an electric arc furnace. The molten mixture is made into fiber either by blowing an air stream on the molten material flowing from the furnace (blowing process) or by directing the molten material onto a series of spinning wheels (spinning process). The blowing and spinning processes produce fiber with different characteristics, dimensions, and process yields.

       The Company also employs advanced manufacturing processes associated with the "wet" manufacture of papers and felts, boards, and other products. These processes use bulk ceramic fiber as a feedstock in combination with binders or other liquids.

       The Company's operations in Tonawanda, New York, recently became certified under the International Quality Standard, ISO 9000, and the rigorous U.S. automotive standard, QS 9000.

       In the fall of 1995, the Company began a $14.4 million furnace expansion project at its New Carlisle, Indiana, facility. This expansion project is being undertaken as a strategic move to meet the anticipated growing demand for ceramic fiber products.

RAW MATERIALS

       Although the Company purchases some of its raw materials from sole suppliers, almost all of these materials are readily available from other suppliers on similar terms. The exception is vermiculite, a mineral which is an important raw material in the manufacture of XPE(TM) which is used in automotive gaskets. The Company currently satisfies roughly one-half of its requirements of vermiculite from one supplier in China and roughly one-half from a U.S. supplier. Because vermiculite from the Chinese source has superior performance qualities, the Company believes that over the next two to three years, both it and its competitors will become increasingly reliant on the Chinese source.

RESEARCH AND DEVELOPMENT

       The research and development group, located at the Company's headquarters, operates in a 9,500 square foot laboratory, including facilities for pilot plant development and traditional research and development activities.

       The Company has maintained a strong financial commitment to its research and development program. Research and development expense constituted approximately 3.0%, 2.9% and 2.5% of net sales during the years 1994, 1995 and 1996, respectively.

COMPETITION

       The ceramic fiber industry is highly competitive, and some of the Company's competitors are larger and have greater resources than the Company. In the furnace-related markets, competition is based primarily on product quality, price, and service. In the new high growth niche markets, competition is based primarily on product technology, technical specifications, manufacturing process capabilities, quality assurance and price.

       The Company has significant competitors in its markets, some of which manufacture ceramic fiber while others purchase ceramic fiber and then reprocess it into products which compete with the Company's products. In the furnace-related markets, the Company's competitors are Morgan Crucible's Thermal Ceramics business unit, American Premier Refractories and Chemicals, and A.P. Green. In the automotive market, the Company's significant competitors include Thermal Ceramics, Minnesota Mining & Manufacturing Company ("3M") and Lydall. Both Lydall and 3M are reprocessors of ceramic fiber.
The Company's significant competitors in its other markets include Lydall and Thermal Ceramics. In some instances, ceramic fiber competes with a limited number of non-ceramic fiber products such as hard brick refractories and mineral wool.


CYCLICALITY AND SEASONALITY

       The Company's products are generally used in industries subject to supply and demand cycles which reflect general economic activity. In addition, certain markets historically have been slightly seasonal, with higher sales in the second and fourth quarters and lower sales in the first and third quarters.

BACKLOG

       The Company does not consider its backlog significant because it fills most of its orders within one month and substantially all of its orders within three months.

PRODUCT AND HEALTH SAFETY ISSUES

       Manufacturers of man-made vitreous fibers ("MMVF") such as fiberglass, mineral wool and ceramic fiber have investigated the potential for adverse health effects associated with the inhalation of airborne fiber. Independent animal studies have indicated that ceramic fiber inhaled by test animals, in large quantities during the course of their lifetimes, can cause fibrosis, lung cancer and mesothelioma, a malignant tumor of the lining of the lungs and chest cavity. Company and industry-sponsored studies of workers with occupational exposure to airborne ceramic fiber, however, to date have found no clinically significant relationship between ceramic fiber exposure and respiratory disease in humans.

       The Company has established organization and management systems for the purpose of ensuring that health and safety matters are properly identified, evaluated and addressed throughout the Company's operations. The Company utilizes the knowledge, skills and expertise of a number of external consultants, including an independent advisory board. Comprised of an internationally recognized group of experts in the fields of medicine, pulmonary science, veterinary pathology, toxicology and legislative, regulatory and legal affairs, the Ceramic Fiber Advisory Board ("CFAB") provides advice to the Company regarding proper handling practices for ceramic fiber and other related product management issues.

       The Company developed and implemented a comprehensive Product Stewardship Program ("PSP") as one of its management systems. A key element of the PSP is research focused on identifying and evaluating the potential health effects associated with the inhalation of respirable fibers. These studies have taken two forms: human studies, known as epidemiological investigations, and toxicological research, which is generally conducted with test animals. Many of these research activities have been conducted with the participation of other members of the ceramic fiber industry.

       The Company's PSP also includes elements designed to identify exposed populations, monitor employee and customer exposures and pursue exposure reductions. Initial assessments indicate that most ceramic fiber exposure is confined to the workplace and to a limited population of about 30,000 persons. Employee and customer exposure monitoring is conducted by the Company under a rigorous protocol, jointly adopted pursuant to a voluntary consent agreement by the U.S. Environmental Protection Agency ("EPA") and the Refractory Ceramic Fiber Coalition ("RCFC"), the ceramic fiber industry trade association. Under the terms of this agreement, industry and customer workplace monitoring samples will be taken for a period of five years to conclude in mid-1998.

       In the absence of a specific U.S. government standard regulating ceramic fiber exposure, the industry adopted a recommended exposure guideline ("REG") of one fiber per cubic centimeter. Scientific data available to date has been regarded as insufficient for the purpose of defining a specific exposure threshold of acceptably low risk for humans. The industry's voluntary exposure guideline provides a quantitative basis to measure progress in implementing PSP objectives to seek continuous reduction in fiber exposure through initiatives that are technically and economically feasible.

       Over time, health research data have been used by various organizations to classify certain man-made fibers. For example, classification terms, such as "possible" (International Agency for Research on Cancer, "IARC"), "probable" (EPA and Health Canada, "HC"), "reasonably anticipated" (National Toxicology Program, "NTP"), and "suspected" (American Conference of Governmental Industrial Hygienists, "ACGIH") reflect the view of each organization as to the potential carcinogenicity of ceramic fiber and/or other MMVFs. Each of these classifications reflect concern for human health and uncertainty regarding the potential for airborne ceramic fiber to affect occupational health adversely. These classification determinations have not been followed by exposure standards in the U.S., but some regulators in other countries have adopted a variety of regulatory thresholds. If the U.S. were to adopt legislative or regulatory standards severely restricting the use of ceramic fiber or severely limiting fiber exposure, a material adverse effect on the Company's business could result.

ENVIRONMENTAL REGULATION

       The Company's operations and properties are subject to a wide variety of foreign, federal, state and local laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contamination in the environment, and the health and safety of employees and other persons. As such, the nature of the Company's operations exposes it to the risk of claims with respect to environmental protection and health and safety matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Reference is made to the information presented under the heading "Environmental Matters" provided under Item 3 of this Form 10-K, and to information appearing under the headings "Health and Safety Indemnity" and "Environmental Indemnity" provided under Item 13 of this Form 10-K, which are hereby incorporated herein by reference.

PATENTS AND TRADEMARKS

       Although the Company obtains patent protection for certain product innovations, the Company believes that its success depends more heavily on the technical expertise and innovative abilities of its personnel than on its patent protection. The Company believes its trademarks are important in order to develop and support brand image and to differentiate itself from competitors. Some of the Company's technology and trademarks have been licensed to SEPR.

EMPLOYEES

       As of December 31, 1996, the Company employed approximately 400 persons on a full-time basis, Approximately 60 employees at the Company's Tonawanda plant are members of the Oil, Chemical and Atomic Workers union.

ITEM 2. PROPERTIES

       The flagship of the Company's operations is located in New Carlisle, Indiana. This facility is believed to be the largest ceramic fiber manufacturing plant in the world, producing blown and spun forms of bulk fiber and blankets. The Company also operates three manufacturing plants in Niagara and Erie Counties in Western New York.

       The Company's headquarters is located in Niagara Falls, New York. This site houses salaried and hourly support and management staff as well as application engineers and other professionals dedicated to research and development of new products and applications for ceramic fiber.

       The following table provides a description of the Company's principal facilities.

                                       APPROXIMATE
PLANT SITE                             SQUARE FEET         STATUS                      USE
----------                             -----------         ------                      ---
New Carlisle, IN                         216,000            Owned       Bulk ceramic fiber, blankets, modules, boards
Tonawanda, NY                            144,000           Leased       Papers, felts, boards, XPE(TM),
                                                                        porosity-controlled paper
Amherst, NY                               42,000           Leased       Woven and spun textiles
Sanborn, NY                               10,000           Leased       Fibermax(R)high temperature fiber
Niagara Falls, NY                         33,000            Owned       Headquarters, research
                                                                        laboratory

ITEM 3. LEGAL PROCEEDINGS

       The Company is involved in litigation relating to claims arising out of its operations in the normal course of business, including product liability claims. From time to time the Company has been named as a defendant in lawsuits involving alleged injury suffered from exposure to ceramic fiber. The Company believes that it is not presently a party to any litigation the outcome of which would have a material adverse effect on its financial condition or results of operations. Pursuant to the Recapitalization, BP America Inc. and certain of its affiliates (collectively "BPA"), agreed to indemnify the Company, subject to certain limitations, against all currently known lawsuits and certain future lawsuits alleging exposure to ceramic fiber (reference is made to the information appearing under the heading "Relationship with BP and its Subsidiaries" in Item 13 of this Form 10-K which is hereby incorporated herein by reference).

ENVIRONMENTAL MATTERS

       The Company is subject to a variety of foreign, federal, state and local governmental regulations related to the use, storage, discharge, and disposal of toxic, volatile, or otherwise hazardous chemicals used in its manufacturing processes. Although the Company believes its activities conform to presently applicable environmental regulations, failure to comply with present and future regulations could result in fines being imposed on the Company, suspensions of production, or a cessation of operations. There can be no assurance that regulatory changes or changes in regulatory interpretation or enforcement will not render compliance more difficult and costly.

       The Company may be named as a potentially responsible party ("PRP") pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund") or comparable state law in connection with off-site disposal of hazardous substances at three sites, and Unifrax has entered into a Consent Decree with the New York State Department of Environmental Conservation to remediate contamination at the Company's facility located in Sanborn, New York. While the Company's ultimate clean-up liability at the sites at which the Company is a potential PRP is not presently determined, the Company does not expect to incur any material liability with respect to any of these sites, individually or in the aggregate, as a result of BPA's indemnification obligations for environmental liabilities under the Unifrax Corporation Recapitalization Agreement. (Reference is made to the information appearing under the heading "Recapitalization Agreement" provided under Item 13 of this Form 10-K, which is hereby incorporated herein by reference). In addition, as part of the Recapitalization, BPA has assumed title to and liability for remediation of the Sanborn, New York, site.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

       The Company's stock is not traded on public markets.

ITEM 6. SELECTED FINANCIAL DATA

       The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements and related notes in Item 8 of this Form 10-K.

                                                                          YEAR ENDED DECEMBER 31,
                                                                          -----------------------
                                                         1992      1993              1994        1995          1996
                                                         ----      ----              ----        ----          ----
                                                                         (DOLLARS IN THOUSANDS)
STATEMENT OF INCOME DATA:
Net sales                                             $64,565   $67,692           $76,246     $84,064       $91,631
Income before interest, taxes and cumulative
   effect of change in accounting
   principle                                           10,904    13,539            17,708      21,448        22,429
Interest expense                                            0         0                 0           0         2,246
Provision for income taxes                              4,356     5,611             7,256       8,743         8,543
                                                      -------   -------           -------     -------       -------
Income before cumulative effect of change
   in accounting principle                              6,548     7,928            10,452      12,705        11,640
Cumulative effect of change in accounting
   principle                                               --    (2,658)(a)           --           --            --
                                                      -------   -------           -------     -------       -------
Net income                                            $ 6,548   $ 5,270           $10,452     $12,705       $11,640
                                                      =======   =======           =======     =======       =======
OTHER DATA:
EBITDA(b)                                             $14,501   $17,510           $21,928     $25,749       $26,520
Depreciation and amortization                           3,597     3,971             4,220       4,301         4,091
Cash Flows From Operating Activities                    9,347    10,172            11,324      18,925        18,631


                                                                          YEAR ENDED DECEMBER 31,
                                                                          -----------------------
                                                         1992         1993           1994        1995          1996
                                                         ----         ----           ----        ----          ----
                                                                         (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA (AT PERIOD END):
Working capital                                       $11,597      $13,583        $16,688     $14,763       $14,022
Long Term Debt                                              0            0              0           0       127,750
Total assets                                           54,327       55,105         56,897      54,239        93,391
Total liabilities                                      15,888       18,634         18,943      18,815       147,455
Parent company investment/equity(c)                    38,439       36,471         37,954      35,424            --
Shareholders Equity (c)                                    --           --             --          --       (54,064)

(a) Represents the cumulative effect of a change in accounting principle made in 1993 related to the accounting for postretirement benefits other than pensions.

(b) "EBITDA" means earnings from operations before interest expense, taxes, depreciation, amortization, and cumulative effect of change in accounting principle. EBITDA is included because management believes that it is an indicator used by investors to gauge a company's ability to service its interest and principal obligations. EBITDA should not be considered in isolation from, as a substitute for, or as being more meaningful than net income, cash flows from operating, investing and financing activities or other income or cash flow statement data prepared in accordance with generally accepted accounting principles and should not be construed as an indication of the Company's operating performance or as a measure of liquidity. EBITDA, as presented herein, may be calculated differently by other companies and, as such, EBITDA amounts presented herein may not be comparable to other similarly titled measures of other companies.

(c) Prior to consummation of the Recapitalization, the Company was accounted for as a division of Carborundum rather than as a subsidiary, and had no separately identifiable equity other than an amount equal to its net assets captioned as "parent company investment." In connection with the Recapitalization, this investment was eliminated and replaced by stockholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

        Statements included in this Management Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and of Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written statements may be made by the Company from time to time, and such statements may be included in documents filed with the Securities Exchange Commission. Such forward looking statements involve risks and uncertainties which could cause results or outcomes to differ materially from those expressed in such forward looking statements. Among the important factors on which such statements are based are assumptions concerning the continuing strength of the ceramic fiber market on which the Company is substantially dependent, changing prices for ceramic fiber products, acceptance of new products, the status of health and safety issues affecting the ceramic fiber industry in general and the Company in particular, the Company's continuing ability to operate under the restrictions imposed by the substantial indebtedness which it is subject to, the risks associated with international operations, the impact of environmental regulations on the Company's operations and property and related governmental regulations, and the continuing availability of certain raw materials, including vermiculite which is purchased from a source in China.

GENERAL

       The following section should be read in conjunction with the other information set forth in this document, including the financial statements and the notes thereto.

RESULTS OF OPERATIONS

                                                            YEAR ENDED DECEMBER 31,
                                                            -----------------------
                                                      1994           1995          1996
                                                      ----           ----          ----
Net sales                                              100.0%         100.0%         100.0%
Cost of goods sold                                      49.3           48.3           50.9
                                                       -----          -----          -----
Gross profit                                            50.7           51.7           49.1
Selling and distribution                                14.0           13.8           14.1
Administration                                           8.2            7.4            7.8
Allocated corporate charges                              3.0            3.2            0.4
Research & development                                   3.0            2.9            2.5
                                                       -----          -----          -----
Operating income                                        22.5           24.4           24.4

YEAR ENDED DECEMBER 31, 1996, COMPARED WITH YEAR ENDED DECEMBER 31, 1995

       Net sales increased $7.5 million, or 8.9% from $84.1 million in 1995 to $91.6 million in 1996. This increase was principally due to continued strong demand for bulk and blanket products in the furnace-related market, for automotive-related products, and for other niche market applications. The increase was partially offset by lower sales of porosity-controlled products due to program design and shipment timing.

       Gross profit increased $1.6 million, or 3.6%, from $43.4 million in 1995 to $45.0 million in 1996. This increase was the result of higher sales volume. Gross profit margin decreased from 51.7% in 1995 to 49.1% in 1996. This decline was due to outside purchases and resales of ceramic fiber resulting from capacity constraints at the Company's New Carlisle, Indiana facility and to one-time expenses associated with the facility expansion project.

       Selling and distribution expenses increased $1.3 million, or 11.2%, from $11.6 million in 1995 to $12.9 million in 1996. This increase resulted primarily from the addition of sales and distribution operations in Europe and Brazil following the Saint-Gobain Sale and higher sales volume. Selling and distribution expenses as a percentage of net sales increased slightly from 13.8% in 1995 to 14.1% in 1996.

       Administration expenses increased $0.9 million, or 15.2%, from $6.2 million in 1995 to $7.1 million in 1996. This increase resulted primarily from the addition of selling and distribution operations in Europe and Brazil following the Saint-Gobain Sale, and from various expenses associated with BP's divestment of the Company. Administration expenses as a percentage of net sales increased slightly from 7.4% in 1995 to 7.8% in 1996.

       Allocated corporate charges decreased $2.3 million, or 87%, from $2.7 million in 1995 to $0.4 million in 1996. Allocated corporate charges for 1995 were recognized for the entire year. Allocated corporate charges were recognized for only two months of 1996, as the Saint-Gobain Sale was completed on February 29, 1996. Subsequent to the Sale, the Company began purchasing services on an arm's length basis from unrelated third parties, including temporary purchases from Saint-Gobain. The arm's length purchases of services are included under "Administration."

       Research and development expenses decreased $0.1 million, or 5.9%, from $2.4 million in 1995 to $2.3 million in 1996. This decrease was primarily due to the timing of new product testing.

       Operating income increased $1.8 million, or 8.8%, from $20.5 million in 1995 to $22.3 million in 1996. Operating income as a percentage of net sales remained relatively flat at about 24.4% from 1995 to 1996.

       Net income decreased $1.1 million, or 8.4%, from $12.7 million in 1995 to $11.6 million in 1996 primarily as a result of interest charges on the debt associated with the Recapitalization. Net income as a percentage of net sales decreased from 15.1% in 1995 to 12.7% in 1996 as a result of the factors discussed above.

       EBITDA increased $0.8 million, or 3.0%, from $25.7 million in 1995 to $26.5 million in 1996. The improvement in EBITDA is attributable to the factors discussed above, despite a slight decrease in depreciation and amortization of $0.2 million, or 4.9%, from $4.3 million in 1995 to $4.1 million in 1996. On a percentage of net sales basis, EBITDA decreased from 30.6% in 1995 to 28.9% in 1996.

       Capital expenditures in 1996 were $8.3 million and included projects to improve efficiency, as well as add capacity in New Carlisle, Indiana. Working capital, excluding cash, deferred taxes, and interest declined from $12.3 million in 1995 to $9.9 million in 1996 due to lower receivables from the Carborundum overseas units and higher trade payables and accruals in 1996.

       Cash flows from operating activities decreased slightly from $ 18.9 million in 1995 to $18.6 million in 1996. Cash outflows from investing activities increased $5.0 million from $3.6 million in 1995 to $8.6 million in 1996 due to the higher capital expenditures associated with the plant expansion in New Carlisle, Indiana. Cash outflows from financing decreased $6.2 million from $15.4 million in 1995 to $9.2 million in 1996.

YEAR ENDED DECEMBER 31, 1995, COMPARED WITH YEAR ENDED DECEMBER 31, 1994

       Net sales increased $7.9 million, or 10.3%, from $76.2 million in 1994 to $84.1 million in 1995. This increase was principally due to strong demand for bulk, blanket and module products in the furnace-related market and significant demand for automotive products. The Company achieved a new record in sales in 1995, despite its discontinuation of a resale product purchased from a former BP-owned business unit which accounted for $3.5 million of the Company's net sales in 1994.

       Gross profit increased $4.7 million, or 12.4% from $38.7 million in 1994 to $43.4 million in 1995. This increase was the result of higher sales of value-added products. Specifically, gross profit margin increased from 50.7% in 1994 to 51.7% in 1995 due to increased sales of high margin products and ongoing cost reductions, despite price increases in raw materials. The Company's manufacturing cost reduction programs largely offset increases in purchased materials and labor costs.

       Selling and distribution expenses increased $0.9 million, or 8.3%, from $10.7 million in 1994 to $11.6 million in 1995. This increase resulted primarily from higher warehousing and freight expenses associated with the Company's increased sales. Selling and distribution expenses as a percentage of net sales decreased from 14.0% in 1994 to 13.8% in 1995.

       Administration expenses decreased $0.1 million, or 1.4%, from $6.3 million in 1994 to $6.2 million in 1995. In addition, administration expenses as a percentage of net sales decreased from 8.2% in 1994 to 7.4% in 1995.

       Allocated corporate charges increased $0.4 million, or 17.4%, from $2.3 million in 1994 to $2.7 million in 1995. This increase resulted primarily from higher costs recorded for a BP stock appreciation rights program.

       Research and development expenses increased $0.2 million, or 7.8%, from $2.3 million in 1994 to $2.5 million in 1995. This increase was due to new product development projects, including a new fiber development project and the transfer of two research and development projects to the Company.

       Operating income increased $3.4 million, or 19.9%, from $17.1 million in 1994 to $20.5 million in 1995. Operating income as a percentage of net sales increased from 22.5% in 1994 to 24.4% in 1995 as a result of the factors discussed above.

       Net income increased $2.3 million, or 21.6%, from $10.4 million in 1994 to $12.7 million in 1995. Net income as a percentage of net sales increased from 13.7% in 1994 to 15.1% in 1995, due to the factors discussed above.

       EBITDA increased $3.8 million, or 17.4%, from $21.9 million in 1994 to $25.7 million in 1995. As a percentage of net sales, EBITDA increased from 28.8% in 1994 to 30.6% in 1995. The improvement in EBITDA is attributable to the factors discussed above, in addition to an increase in depreciation and amortization of $0.1 million, or 1.9% from $4.2 million in 1994 to $4.3 million in 1995.

       Capital expenditures in 1995 were $3.4 million and were principally designed for replacement and to eliminate manufacturing bottlenecks. Year-end working capital, excluding cash and deferred taxes, declined from $13.8 million in 1994 to $12.3 million in 1995 due primarily to lower receivables from the Carborundum overseas units and higher year-end trade payables.

       Cash flows from operating activities increased $7.6 million, or 67.1%, from $11.3 million in 1994 to $18.9 million in 1995 due to the higher net income and lower working capital. Cash outflows from investing activities increased $1.0 million, or 39.4%, from $2.6 million in 1994 to $3.6 million in 1995 due to the higher capital expenditures discussed above. Cash outflows from financing activities increased $6.7 million, or 76.1%, from $8.7 million in 1994 to $15.4 million in 1995, as the net cash flows were transferred to the parent.

LIQUIDITY AND CAPITAL RESOURCES

       Net cash provided by operating activities was $11.3 million, $18.9 million, and $18.6 million for years 1994, 1995 and 1996, respectively. Cash flows in 1994 were affected by increases in year-end accounts receivable associated with stronger fourth quarter sales. Accounts receivable at year-end 1995 were $1.4 million lower than at year-end 1994 due primarily to lower receivables from the Carborundum overseas units. Terms of collection with the other Carborundum affiliates were shortened at year-end in anticipation of the closure of the sale agreement between BP and SEPR. Inventories increased in 1994 to support the increasing sales volume, and in 1996 in anticipation of a temporary shutdown of a production process in New Carlisle associated with the capacity expansion. Trade accounts payable increased at year-end 1996 as a consequence of fourth quarter capital expenditures for the New Carlisle capacity expansion.

       Historically, the Company used cash from operating activities to fund its capital expenditure needs. Capital expenditures were $2.7 million, $3.4 million and $8.3 million for years 1994, 1995 and 1996, respectively. Capital expenditures include projects to replace worn equipment, to reduce manufacturing costs and to eliminate production bottlenecks. In 1996 capital expenditures reflect the New Carlisle capacity expansion.

       In conjunction with the Recapitalization and sale to Unifrax Holding, the Company entered into a Credit Agreement pursuant to which the Company had available to it a $25.0 million term loan and a $20.0 million revolving credit facility. The revolving credit facility is available for working capital and other corporate purposes. Loans under the Credit Agreement bear interest at a rate based upon LIBOR or the lender's prime rate plus a negotiated margin. In addition, the Company issued to BP Exploration (Alaska), Inc. a subordinated $7.0 million note bearing interest at prime, with principal repayment due October, 1999. The Company also incurred $100 million of long term indebtedness in the form of an indenture for senior notes at 10.5% per annum as part of the Recapitalization and sale. Both the indenture and the Credit Agreement contain certain restrictive covenants including requirements that the Company meet certain financial ratio tests and limitations on the ability of the Company to incur additional indebtedness. At December 31, 1996, the Company was in compliance with all Credit Agreement and Indenture covenants.

       As a result of strong fourth quarter cash flows, the Company was able to make a voluntary prepayment of principal of $2.0 million against the $25.0 million term loan. Also, as a result of a post closing working capital adjustment between BP and Holding, BP paid Holding $2.50 million. Holding subsequently advanced the Company $2.25 million, which the Company then used to further reduce its $25.0 million term loan. At year-end the term loan principal balance outstanding was $20.75 million and the revolving credit facility was undrawn. As a result of these actions, the Company will have no mandatory third party principal payments due in 1997. In March, 1997, the Company made a $1.25 million voluntary prepayment of principal, thereby reducing the term loan further to $19.5 million.

       The Company has budgeted approximately $9.0 million for capital expenditures in 1997, including expenditures for its capacity expansion at the New Carlisle, Indiana facility. The total cost of the capacity expansion is estimated at $14.4 million, which consists of $13.7 million of capitalized expenditures and $0.7 million of related period costs.

       As part of its product stewardship program the Company anticipates spending between $2.0 and 3.0 million over the next two to three years for health studies to evaluate new fiber types. Spending is anticipated to commence once new fiber development is completed and test protocols are established, projected to occur during 1997.

       Management believes that cash flow from operations and the credit facility available will be sufficient to fund operating and capital expenditure needs for the current year.

       Prior to the Recapitalization, the results of operations of the Company's U.S. subsidiaries were included in the consolidated U.S. corporate income tax return of BPA. The Company's provision for income taxes was computed as if the Company filed its annual tax returns on a separate company basis. The current portion of the income tax provision was satisfied by the Company through a charge or credit to parent company investment.

       As of October 30, 1996, the Company entered into a tax sharing agreement with Holding. The results of its operations will be included in the consolidated
U. S. corporate income tax return of Holding. The Company's provision for income taxes is computed as if the Company filed its annual tax returns on separate Company basis. The current portion of the income tax provision will be satisfied by a payment to or from Holding.

       The Unifrax Corporation Recapitalization Agreement provides for an election to have the Recapitalization treated as an asset purchase for income tax purposes, with a resulting increase in the tax basis of assets. The historical cost basis of assets and liabilities was retained for financial reporting purposes. As a result, the Company recognized a deferred tax asset of $31.3 million (net of a valuation allowance of $20 million). The valuation allowance was established based upon management's current estimate of the realization of the deferred tax asset. Also, as a result of the Recapitalization, the Company is eligible to receive a refundable state investment tax credit of approximately $625 thousand.

       At December 31, 1996, the Company has Federal and state net operating loss carryforwards totaling approximately $5.1 million which will be available to offset future taxable income. These net operating loss carryforwards expire in 2011.

ITEM 8. INDEX TO FINANCIAL STATEMENTS

       Response to this section is set forth on page 26 of this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       The directors and executive officers of the Company are as follows:

NAME                                        AGE      POSITION
----                                        ---      --------
William P. Kelly                            47       Director, President and Chief Executive Officer

Mark D. Roos                                41       Vice President and Chief Financial Officer

Paul J. Viola                               41       Vice President, Sales and Marketing

Kevin J. O'Gorman                           46       Vice President, Operations

Paul M. Boymel                              44       Vice President, Research and Development

Joseph J. Kuchera                           39       Vice President, Human Resources

John E. Pilecki                             44       Vice President, Engineering and Purchasing

Raymond A. Lancaster                        51       Director

William D. Manning, Jr.                     62       Director

John G. Nestor                              52       Chairman of the Board

John F. Turben                              61       Director

Edmund S. Wright                            53       Director

       Mr. Kelly has been President and Chief Executive Officer of the Company since the Saint-Gobain Sale. He joined Carborundum in 1972 as an engineer, and served in several positions, including Vice President of Carborundum's worldwide ceramic fiber business from 1993 to 1996 and Vice President of the Company from 1989 to 1993, and Vice President-Europe from 1986-1989.

       Mr. Roos has been Vice President and Chief Financial Officer of the Company since the Saint-Gobain Sale, and has been chief financial officer of the Company since 1995. He joined Carborundum in 1985 and served in several financial planning, control and business strategy positions until he left in 1991 to become Vice President, Finance and Administration, of The Airolite Company, a metal products manufacturer. He rejoined Carborundum in 1993 as Director of Finance, Planning and Control.

       Mr. Viola has been Vice President, Sales and Marketing of the Company since the Saint-Gobain Sale. He joined Carborundum in 1978 and served in several positions, including General Manager, Sales and Marketing for Carborundum's worldwide ceramic fiber business from 1993 to 1995 and Manager of the Automotive Products Group of Carborundum's Structural Ceramics Division from 1991 to 1993.

       Mr. O'Gorman has been Vice President, Operations of the Company since the Saint-Gobain Sale. He joined Carborundum in 1990 and served as General Manager, Manufacturing and Engineering of its worldwide ceramic fibers business from 1993 to 1995 and Manager, Manufacturing for the Company from 1990 to 1993.

       Dr. Boymel has been Vice President, Research and Development of the Company since the Saint-Gobain Sale and Manager of Technology since 1989. He joined Carborundum in 1981.

       Mr. Kuchera has been Vice President, Human Resources of the Company since the Saint-Gobain Sale and Manager of Human Resources since 1988. He joined Carborundum in 1981 and served in several human resource positions in connection with a number of different Carborundum business units.

       Mr. Pilecki has been Vice President, Engineering and Purchasing of the Company since the Saint-Gobain Sale. He joined Carborundum in 1976 and has served in various engineering and manufacturing positions, including as Engineering Manager since 1990 and worldwide engineering and purchasing manager since 1993.

       Mr. Lancaster has been a Managing Partner of Kirtland since 1995. From 1990 to 1995, he was a General Partner of Key Equity Partners, a unit of Keycorp. From 1984 to 1990, he was a Managing Partner of Norstar Venture Partners, a unit of Fleet Financial Group. Mr. Lancaster is a director of Steris Corp., Fairmount Minerals Ltd., and PVC Container Corporation.

       Mr. Manning is currently self-employed as a management consultant. From 1987 to 1994, he was Senior Vice President of The Lubrizol Corporation and President of Lubrizol Petroleum Chemicals Co. Mr. Manning is a director of Robbins and Myers, Inc., Fletcher Paper Company and Park Avenue Marble Co.

       Mr. Nestor has been with Kirtland since 1986 and has been a Managing Partner of Kirtland since 1995. He is a director of Execution Services Inc. and Fairmount Minerals Ltd.

       Mr. Turben has been with Kirtland since 1977 and has been a Managing Partner of Kirtland since 1995. He is a director of Execution Services Inc., Fairmount Minerals Ltd., Austin Ventures, Harrington & Richardson 1871, Inc., and PVC Container Corporation.

       Mr. Wright has been Chairman of the Board of Directors of Dakota Catalyst Inc. since 1995. From 1981 to 1994, he was President and Chief Executive Officer of North American Refractories Company. Mr. Wright is a director of Fairmount Minerals Ltd.

ITEM 11. EXECUTIVE COMPENSATION

         COMPENSATION OF DIRECTORS

       All non-Executive Directors receive an annual retainer of $10,000 which is paid in approximately quarterly installments.

       The following table sets forth the respective amounts of compensation of the Chief Executive Officer and the next four highest-paid executive officers of the Company for 1995 and 1996 (the "named executive officers").

                      1995/1996 SUMMARY COMPENSATION TABLE

                                                                                                LONG-TERM COMPENSATION
                                                                                                ----------------------
                                                           ANNUAL COMPENSATION                        SECURITIES
    NAME AND                                               -------------------                        UNDERLYING
PRINCIPAL POSITION                                      SALARY           BONUS (a)                     OPTIONS
------------------                                      ------           ---------                     -------
W. Kelly                            1996                  168,090          $53,000                      376.25
  President and                     1995                  155,514           53,000                         N/A
  Chief Executive Officer
K. O'Gorman                         1996                  120,649           30,641                      161.25
  Vice President,                   1995                  115,689           30,641                         N/A
  Operations
P. Viola                            1996                  111,655           28,490                      161.25
  Vice President,                   1995                  106,632           28,490                         N/A
  Sales and Marketing
M. Roos                             1996                  106,306           22,000                      107.50
  Vice President and                1995                  101,760           22,000                         N/A
  Chief Financial Officer
J. Pilecki                          1996                   90,004           13,337                       53.75
  Vice President, Engineering       1995                   86,072           13,337                         N/A
  and Purchasing


(a) Does not include one-time, nonrecurring cash bonuses paid by BP to certain officers in 1996 relating to the Saint-Gobain and the Unifrax sales.

STOCK OPTION GRANTS, EXERCISES AND YEAR-END VALUES

       The following tables set forth information regarding grants of Unifrax Corporation stock options to the named executive officers during 1996, exercise of stock options during 1996 by, and the value of options held at the end of 1996 by, the named executive officers. The stock options granted in 1996 relate to shares of common stock of Unifrax Corporation.

                            OPTION GRANTS IN 1996

                              INDIVIDUAL GRANTS


                                                 % OF                                              POTENTIAL REALIZABLE
                                                 TOTAL                                                   VALUE AT
                                                OPTIONS                                            ASSUMED ANNUAL RATES
                             NUMBER OF        GRANTED TO                                              OF STOCK PRICES
                            SECURITIES         EMPLOYEES                                             APPRECIATION FOR
                            UNDERLYING            IN        EXERCISE                                   (10 YEARS)(c)
                              OPTIONS           FISCAL      OR BASE                                    -------------
NAME                       GRANTED(a)(d)         YEAR       PRICE(b)            EXPIRATION DATE        5%         10%
----                       -------------         ----       --------            ---------------        --         ---
W. Kelly                       376.25            35.0%        $ 1,500           October 30, 2006    $354,932    $899,468
K. O'Gorman                    161.25            15.0%          1,500           October 30, 2006     152,114     385,486
P. Viola                       161.25            15.0%          1,500           October 30, 2006     152,114     385,486
M. Roos                        107.50            10.0%          1,500           October 30, 2006     101,409     256,991
J. Pilecki                      53.75             5.0%          1,500           October 30, 2006      50,705     128,495

(a) Options vest in annual 25% increments on October 30, 1997; October 30, 1998; October 30, 1999; and October 30, 2000. As partial consideration for the grant of options shown, the employees agreed not to compete with the Company anywhere in the United States at any time during his or her employment and for a period of one year from the date the employee ceases to be employed by the Company.

(b)      Exercise price based on fair market value at date of Recapitalization.

(c) The assumed rates of appreciation are not intended to represent either past or future appreciation rates with respect to the common stock of Unifrax Corporation. The rates are prescribed in the applicable Securities and Exchange Commission rules for use by all companies for the purpose of this table.

(d) None of the options at December 31, 1996, were considered in the money due to their recent grant date and exercise price which was based on fair value at the grant date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Of the 20,000 shares of common stock of Unifrax Corporation outstanding, Unifrax Holding Co. owns 18,000 shares or 90% and BP Exploration (Alaska), Inc., a subsidiary of BP, owns 2,000 shares or 10%. The following own shares of Unifrax Holding Co. and, consequently, have a beneficial interest in Unifrax Corporation.

                                                 NUMBER OF
                                                 SHARES OF                                          PERCENT BENEFICIAL
                                              UNIFRAX HOLDING CO.            PERCENT OF                OWNERSHIP OF
BENEFICIAL OWNER                                COMMON STOCK              UNIFRAX HOLDING CO.          UNIFRAX CORP.
----------------                                ------------              -------------------          -------------
Kirtland  2550 SOM Center Road
  Suite 105
  Willoughby Hills, Ohio 44094(a)                  247,000                        91.5%                    82.4%
William P. Kelly                                     5,000                         1.9%                     1.7%
Mark D. Roos                                         1,000                            *                        *
Paul J. Viola                                        1,350                            *                        *
Kevin J. O'Gorman                                    1,500                            *                        *
John E. Pilecki                                      1,150                            *                        *
All directors and executive officers
   of Unifrax Corporation as a group(b)             13,350                         4.9%                     4.4%

  *    Less than 1%

(a) "Kirtland" includes Kirtland Capital Partners II L.P. and its affiliates. Kirtland Capital Corporation is the general partner of Kirtland and exercises voting control and investment discretion with respect to Kirtland's investment in Unifrax. John F. Turben, John G. Nestor and Raymond A. Lancaster are the directors of Kirtland Capital Corporation.

(b) Excludes shares held by Kirtland of which Messrs. Turben, Nestor and Lancaster may be deemed to be beneficial owners as a result of their control of Kirtland. Messrs. Turben, Nestor and Lancaster disclaim any such beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Reference is made to the names of the various parties in paragraphs 1-3 of Item 1 and paragraph 1 of Item 3 of this Form 10-K, which are hereby incorporated herein by reference.

RELATIONSHIP WITH BP AND ITS SUBSIDIARIES

       Stockholders Agreement. On October 30, 1996, Unifrax Holding Co. and BP Exploration (Alaska), Inc. ("BPX") entered into an agreement relating to their respective ownership of stock of the Company (the "Stockholders Agreement"). This agreement (i) in certain circumstances grants BPX preemptive rights and rights of first refusal with respect to issuances and sales, respectively, of stock of the Company; (ii) grants BP piggyback registration rights with respect to equity securities of the Company; (iii) restricts in certain circumstances the ability of the Company to enter into certain dilutive or non-arm's-length transactions; and (iv) grants BP the right to participate in certain circumstances in sales by Unifrax Holding of Holding's common stock of the Company.

       Recapitalization Agreement. Pursuant to the Unifrax Corporation Recapitalization Agreement ("Recapitalization Agreement"), BPA has agreed to indemnify the Company as set forth below.

       General Indemnity. The Recapitalization Agreement provides that, subject to certain limitations, BPA and certain of its affiliates shall jointly and severally indemnify the Company and Holding against, among other things, any and all claims, damages, losses, expenses, costs, penalties, liens, fines, assessments, obligations or liabilities of any kind, arising from all the discontinued operations of the Company or its subsidiaries. The discontinued operations include but are not limited to certain previously divested businesses, any other former Carborundum business not part of the Company or its foreign subsidiaries, and the Sanborn, New York, real estate transferred from the Company to a BP subsidiary prior to Closing. BPA also has agreed to indemnify the Company and Holding for any breach of a representation or warranty set forth in the Recapitalization Agreement.

       Health and Safety Indemnity. Pursuant to the Recapitalization Agreement, BPA has agreed to indemnify the Company and Holding against liabilities for personal injury and wrongful death attributable to exposure prior to the Closing to refractory ceramic fibers manufactured by the Company. BPA has agreed to indemnify the Company and Holding against all liabilities arising from exposure claims pending at the time of the Closing. For all other claims arising from alleged exposure occurring solely prior to Closing, BPA has agreed to indemnify the Company and Holding against 80% of all losses, until the total loss which the Company incurs reaches $3.0 million, after which time BPA has agreed to indemnify the Company and Holding against 100% of such losses. BPA has agreed to indemnify the Company and Holding against all punitive damages attributable to the conduct of the Company prior to Closing. Where losses arise from alleged exposure both before and after Closing, the losses will be allocated between BPA and the Company, pro rata, based on the length of exposure or pursuant to arbitration if initiated by the Company.

       The Company cannot avail itself of this indemnity for losses attributable to the Company's failure to maintain a Product Stewardship Program consistent with the program maintained by the Company prior to Closing, as modified in a commercially reasonable manner in accordance with changing regulatory, scientific and technical factors. BPA shall not indemnify the Company with respect to any liabilities for wrongful death or personal injury to the extent caused by the failure of the Company to maintain a Product Stewardship Program consistent with that maintained by the Company prior to the Closing.

       Environmental Indemnity. Pursuant to the Recapitalization Agreement, and subject to certain limitations, BPA has agreed to indemnify the Company and Holding against environmental liabilities arising from pre-closing conditions. The Recapitalization Agreement also provides that BPA shall indemnify the Company and Holding against off-site liabilities caused by the transport, storage or disposal of hazardous substances as well as for the remedial obligations at the Sanborn, New York site.

       Non-compete Agreement. At the Closing, BP entered into the Non-compete Agreement with Holding providing that for a period of five years from the Closing, BP and its affiliates will not, anywhere in the world, own, advise, consult, manage, operate, join, control, be associated with or participate in the ownership, management, operation or control of any business that competes with the Company or its subsidiaries. Holding paid BP $10 million for the Non-compete Agreement.

       Sanborn Lease. Prior to the Closing, the Company transferred the real property located in Sanborn, New York (the "Sanborn Property") to a subsidiary of BPA. BPA leased the real property comprising the Sanborn Property currently used by the Company in its operations to the Company in accordance with the terms and conditions of a 20 year lease (the "Lease"). The Lease provides that the Company will be responsible for taxes, utilities and insurance. The Company has an option to purchase the property for $1.00 at any time during the 20-year lease term. The Company will utilize this facility pursuant to a lease, rather than fee ownership, in order to preserve maximum flexibility for possible consolidation of operations in the future.

RELATIONSHIP WITH SEPR

       As part of the Saint-Gobain Sale, the Company entered into a series of agreements with SEPR which are summarized below (collectively, the "SEPR Agreements").

       Covenant Not to Compete. Pursuant to a covenant not to compete, the Company is prohibited from manufacturing, selling or distributing ceramic fiber products (with the exception of XPE(TM) for automotive gaskets) outside the North American market or owning an interest in or having an involvement with any manufacturer or distributor of ceramic fibers outside that territory until March 1, 2001.

       License Agreement. Pursuant to a License Agreement, SEPR received from the Company a royalty-free license (the "License") to manufacture and sell outside the North American market the ceramic fiber products, and their improvements and replacements, which were manufactured by the Company in Australia, Brazil, Germany, and the United Kingdom prior to the Saint-Gobain Sale. The Company is precluded from granting any further license of this technology outside the North American market for 20 years except to an affiliate. Until March 1, 2001, SEPR is obligated to pay the Company an annual technical fee, and the Company must provide specific technical services, and product improvements and replacements, and must maintain all of its patents outside of the North American market. SEPR is prohibited from manufacturing, selling and distributing products in North America which are manufactured using technology licensed by the Company to SEPR.

       Product Distribution Agreement. Pursuant to the Product Distribution Agreement, SEPR has been appointed as the Company's exclusive distributor outside the North American market, for a five-year term, for the Company's product lines which are not covered by the License, except for XPE(TM). These include (i) products manufactured only in the North American market and sold outside the North American market prior to the Saint-Gobain Sale ("Group I Products"); and (ii) if SEPR is unable, with its equivalent products, to fulfill a request from a customer outside of the North American market, (y) products manufactured only in the North American market and not sold outside the North American market prior to the Saint-Gobain Sale or (z) products developed by the Company after the Saint-Gobain Sale ("Group II Products").

       For Group I Products, minimum purchase quantities and distributor discounts are to be agreed upon annually on a product-by-product basis by the Company and SEPR. Failure to agree on sales quantities or discounts or failure by SEPR to purchase the minimum quantities may lead to termination of the Product Distribution Agreement on a product-by-product basis twelve months thereafter. For Group II Products, SEPR receives a fixed discount from the prevailing North American market price.

       Distribution Product License Agreement. Pursuant to the Distribution Product License Agreement, SEPR must distribute such products on the Company's behalf. SEPR is not entitled to a license to manufacture any of the Group II Products. SEPR will be granted a royalty-bearing manufacturing license on any Group I Products which are terminated from the Product Distribution Agreement. SEPR also has the right to cancel the Product Distribution Agreement upon 12 months' notice on a product-by-product basis for Group I Products by taking out a license. Any license of Group I Products will grant rights to the then-current patents and technology but will not include any rights to license improvements developed by the Company after the product has been terminated from the Product Distribution Agreement. Any license for Group I Products will require SEPR to pay a royalty on a declining scale until March 1, 2006, after which the license becomes royalty-free. The Company is obligated to supply technical services, to be charged at a per diem rate, until February 28, 2002.

       Conversion Agreement. Pursuant to the Conversion Agreement, SEPR has an obligation to die-cut rolls of XPE(TM) for the Company in connection with the Company's sales to customers within Europe and South America and has been granted a right of first refusal to provide this service to the company in other countries outside the North American market. These rights and obligations will continue until the earlier of a cancellation of this arrangement by SEPR or the expiration of certain patents covering XPE(TM).

       XPE(TM) License Agreement. Pursuant to the XPE(TM) License Agreement, SEPR may cancel the Conversion Agreement upon six months' notice and take up to a 20-year royalty-free license to manufacture XPE(TM). The Company may continue to sell XPE(TM) outside of the North American market during the term of such license. In such event, the Company will be precluded from granting any further license of this technology outside of the North American market for 20 years except to an affiliate. The Company is obligated to supply, at a per diem rate, technical services for a period of three years from the date of grant of the license. The technology to be transferred will be that current at the date of grant of the license but with no rights to improvements thereafter.

       Trademark License and Consent Agreement. Under the terms of the Saint-Gobain Sale, the name "Carborundum" and the Carborundum logo became the property of SEPR, with the Company having the right to continue to use the name and logo until March 1, 1997 while exhausting the existing inventory of literature and packaging material. The ownership of product trademarks such as Fiberfrax(R)ceramic fiber, remains with the Company. Until March 1, 2001, SEPR has the right to use the Company's product trademarks royalty-free outside of the North American market for products manufactured under the License Agreement. After March 1, 2001, SEPR will have no further right in such product trademarks and sole use thereof will revert to the Company.

RELATIONSHIP WITH KIRTLAND AND UNIFRAX HOLDING CO.

       Kirtland Advisory Services Agreement. As part of the Recapitalization, the Company paid Kirtland a financing fee of $500,000 and reimbursed Kirtland for its out-of-pocket expenses as compensation for its services as financial advisor. Also at the Closing, Kirtland and the Company entered into an Advisory Services Agreement pursuant to which Kirtland will provide management consulting and financial advisory services to the Company for an annual fee initially in the amount of $300,000, which amount may be increased up to $500,000 with the approval of the members of the Board of Directors of the Company who do not have a direct financial interest in any person receiving payments under the Advisory Services

Agreement. In addition, if the Company completes an acquisition, Kirtland will be entitled to receive a fee in an amount which will approximate 1% of the gross purchase price of the acquisition (including assumed debt). The Advisory Services Agreement included customary indemnification provisions in favor of Kirtland.

       Tax Sharing Agreement. Holding will file a consolidated federal income tax return, under which the federal income tax liability of Holding and its subsidiaries will be determined on a consolidated basis. Holding has entered into a tax sharing agreement with the Company (the "Tax Sharing Agreement"). The Tax Sharing Agreement provides that in any year in which the Company is included in any consolidated tax return of Holding and has taxable income, the Company will pay to Holding (except with respect to tax benefits resulting from the Non-compete Agreement between BP and Holding) the amount of the tax liability that the Company would have had on such date if it had been filing a separate return. Conversely, if the Company generates losses or credits which actually reduce the consolidated tax liability of Holding and its other subsidiaries, if any, Holding will credit to the Company the amount of such reduction in the consolidated tax liability. In the event any state and local income taxes are determinable on a combined or consolidated basis, the Tax Sharing Agreement provides for a similar allocation between Holding and the Company of such state and local taxes.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) AND (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------------------------

       The response to this portion of Item 14 is set forth on page 26 of this report.

(3) EXHIBITS
------------

 2.1*        Unifrax Corporation Recapitalization Agreement

 3.1*        Certificate of Incorporation of the Registrant

 3.2*        By-laws of the Registrant

 4.1*        Form of Indenture (including form of Note)

10.1* Form of Loan and Security Agreement among Unifrax Corporation, Bank of America Illinois and the lenders party thereto
             (Credit Agreement)

10.1a        First Amendment to Loan and Security Agreement

10.2*        1996 Stock Option Plan

10.2a        Unifrax Corporation Noncompetition Agreement

10.3*        Lease relating to Tonawanda plant

10.4*        Lease relating to Amherst plant

10.5*        Sanborn Lease

10.6* Covenant Not to Compete between The British Petroleum Company p.l.c., its affiliates, and the Unifrax Corporation and Societe Europeenne des Produits Refractaires, and its affiliates (portions of this Exhibit have been omitted and will be filed separately with the Commission pursuant to a request for confidential treatment)

10.7* Product Distribution Agreement between the Unifrax Corporation and Societe Europeenne des Produits Refractaires (portions of this Exhibit have been omitted and will be filed separately with the Commission pursuant to a request for confidential treatment)

10.8* Distributed Product License Agreement between the Unifrax Corporation and Societe Europeenne des Produits Refractaires (portions of this Exhibit have been omitted and will be filed separately with the Commission pursuant to a request for confidential treatment)

10.9* License Agreement between the Unifrax Corporation and Societe Europeenne des Produits Refractaires (portions of this Exhibit have been omitted and will be filed separately with the Commission pursuant to a request for confidential treatment)

10.10* Trademark License and Consent Agreement between the Unifrax Corporation and Societe Europeenne des Produits Refractaires

10.11* Conversion Agreement between the Unifrax Corporation and Societe Europeenne des Produits Refractaires (portions of this Exhibit have been omitted and will be filed separately with the Commission pursuant to a request for confidential treatment)

10.12* XPE(TM) License Agreement between the Unifrax Corporation and Societe Europeenne des Produits Refractaires

10.13*       Form of Covenant Not to Compete between Holding and BP

10.14*       Form of Stockholders Agreement among the Company, BPX and Holding

10.15*       Tax Sharing Agreement between the Company and Holding

10.16* Advisory Services Agreement between the Company and Kirtland Capital Corporation

10.17*       Form of BP Note

12.1         Computation of Ratio of Earnings to Fixed Charges (Unaudited)

21.1         Subsidiaries of the Registrant

27.1         Financial Data Schedule


 * Incorporated by reference to the exhibits filed with the Registration Statement on Form S-1 of Unifrax Investment Corp. (Registration No. 333-10611).

                                    FORM 10K

                       ITEM 8, ITEM 14(a)(1), (2) AND (3)

                               UNIFRAX CORPORATION

The following consolidated financial statements of Unifrax Corporation and subsidiaries are included in Item 8:

                                                                                                 Page
                                                                                                 ----
Report of Independent Auditors.................................................................   27
Consolidated Balance Sheets as of December 31, 1995 and 1996....................................  28
Consolidated Statements of Income for the Years Ended
   December 31, 1994, 1995 and 1996.............................................................  30
Consolidated Statements of Parent Company Investment and Stockholders'
   Equity for the years ended December 31, 1994, 1995, and 1996.................................  31
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1994, 1995 and 1996.............................................................  32
Notes to Consolidated Financial Statements  ...................................................   33



The following consolidated financial statement schedule of the Company is included herein in Item 14(d).

                                                                                                Page
                                                                                                ----
   Report of Independent Auditors on Financial Statement Schedule ..............................  51
   Schedule II -- Valuation and Qualifying Accounts ............................................  52


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Report of Independent Auditors


Board of Directors
Unifrax Corporation


We have audited the accompanying consolidated balance sheets of Unifrax Corporation and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, parent company investment and stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unifrax Corporation and subsidiaries at December 31, 1995 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                /S/ERNST & YOUNG LLP



Cleveland, Ohio
March 7, 1997

                               Unifrax Corporation

                           Consolidated Balance Sheets


                                                                                    DECEMBER 31
                                                                                  1995            1996
                                                                          ---------------------------------
                                                                                  (In Thousands)
ASSETS
Current assets:
   Cash                                                                        $     37        $    898
   Accounts receivable, trade, less allowances of $919 and $1,202,
     respectively                                                                13,675          13,231
   Accounts receivable, affiliates                                                  598               -
   Accounts receivable, other                                                         -             625
   Inventories                                                                    7,701          10,091
   Deferred income taxes                                                          2,465           5,395
   Prepaid expenses and other current assets                                        181             294
                                                                          ---------------------------------
Total current assets                                                             24,657          30,534

Property, plant and equipment:
   Land and land improvements                                                     1,712           1,532
   Buildings                                                                     15,555          14,547
   Machinery, equipment, furniture and fixtures                                  37,878          38,809
   Construction in progress                                                       2,472           9,225
                                                                          ---------------------------------
                                                                                 57,617          64,113
   Less accumulated depreciation and amortization                               (28,329)        (30,174)
                                                                          ---------------------------------
                                                                                 29,288          33,939

Deferred income taxes                                                                 -          23,576
Organization costs, net of accumulated amortization
   of $129                                                                            -           4,792
Other assets                                                                        294             550
                                                                          ---------------------------------

                                                                               $ 54,239        $ 93,391
                                                                          =================================

                                                                                    DECEMBER 31
                                                                                  1995            1996
                                                                          ---------------------------------
                                                                                  (In Thousands)
LIABILITIES, PARENT COMPANY INVESTMENT AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $  3,081        $  5,831
   Accrued expenses                                                               6,813           8,431
   Amounts due affiliates                                                             -           2,250
                                                                          ---------------------------------
Total current liabilities                                                         9,894          16,512
Long term debt                                                                        -         120,750
Note payable--affiliate                                                               -           7,000
Accrued postretirement benefit cost                                               4,986           2,957
Deferred income taxes                                                             3,535               -
Other long-term obligations                                                         400             236
                                                                          ---------------------------------
Total liabilities                                                                18,815         147,455

PARENT COMPANY INVESTMENT AND STOCKHOLDERS' EQUITY
Common stock--$.01 par value; shares authorized--50,000, shares issued and
   outstanding--20,000                                                                -               -
Additional paid-in capital                                                            -          40,020
Accumulated deficit                                                                   -         (93,971)
Cumulative translation adjustment                                                     -            (113)
Parent company investment--excess of assets over liabilities                     35,424               -
                                                                          ---------------------------------
                                                                                 35,424         (54,064)



                                                                          ---------------------------------

                                                                               $ 54,239        $ 93,391
                                                                          =================================


See accompanying notes to consolidated financial statements.

                               Unifrax Corporation

                        Consolidated Statements of Income


                                                                        YEAR ENDED DECEMBER 31
                                                                   1994            1995           1996
                                                            ------------------------------------------------
                                                                            (In Thousands)
NET SALES
Outside                                                          $ 72,752        $ 79,986       $ 90,954
Affiliates                                                          3,494           4,078            677
                                                            ------------------------------------------------
                                                                   76,246          84,064         91,631
OPERATING EXPENSES
Cost of goods sold                                                 37,590          40,630         46,635
Selling and distribution                                           10,688          11,579         12,881
Administration                                                      6,279           6,189          7,135
Allocated corporate charges                                         2,300           2,700            356
Research and development                                            2,272           2,450          2,305
                                                            ------------------------------------------------
                                                                   59,129          63,548         69,312
                                                            ------------------------------------------------
Operating income                                                   17,117          20,516         22,319
Interest expense                                                        -               -         (2,246)
Royalty income, net of related expenses                               622             953            435
Other expense                                                         (31)            (21)          (325)
                                                            ------------------------------------------------
                                                                      591             932         (2,136)
                                                            ------------------------------------------------
Income before income taxes                                         17,708          21,448         20,183
Provision for income taxes                                          7,256           8,743          8,543
                                                            ------------------------------------------------

NET INCOME                                                       $ 10,452        $ 12,705       $ 11,640
                                                            ================================================


See accompanying notes to consolidated financial statements.

                               Unifrax Corporation

  Consolidated Statements of Parent Company Investment and Stockholders' Equity

                                 (In Thousands)


                                                             Additional                 Cumulative       Total        Parent
                                                   Common     Paid-In     Accumulated   Translation  Stockholders'   Company
                                                    Stock     Capital       Deficit     Adjustment      Equity      Investment
                                                --------------------------------------------------------------------------------
Balance at January 1, 1994                       $      -    $      -     $      -      $      -      $      -      $ 36,471
Net income                                              -           -            -             -             -        10,452
Net change in parent company advances                   -           -            -             -             -        (8,969)
                                                --------------------------------------------------------------------------------
Balance at December 31, 1994                            -           -            -             -             -        37,954
Net income                                              -           -            -             -             -        12,705
Net change in parent company advances                   -           -            -             -             -       (15,235)
                                                --------------------------------------------------------------------------------
Balance at December 31, 1995                            -           -            -             -             -        35,424
Net income for the period January 1, 1996 to
   October 30, 1996                                     -           -            -             -             -        11,006
Net change in parent company advances                   -           -            -             -             -        (6,038)
Recapitalization--Note 1                                -      40,020      (94,605)          (51)      (54,636)      (40,392)
Net income for the period October 31, 1996 to
   December 31, 1996                                    -           -          634             -           634             -
Foreign currency translation adjustment                 -           -            -           (62)          (62)            -
                                                --------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                     $      -    $ 40,020     $(93,971)     $   (113)     $(54,064)     $      -
                                                ================================================================================


See accompanying notes to consolidated financial statements.

                               Unifrax Corporation

                      Consolidated Statements of Cash Flows

                                                                          YEAR ENDED DECEMBER 31
                                                                   1994            1995            1996
                                                              ------------------------------------------------
                                                                              (In Thousands)
OPERATING ACTIVITIES
Net income                                                         $ 10,452        $ 12,705        $ 11,640
Adjustments to reconcile net income to cash provided by
   operating activities:
     Depreciation and amortization                                    4,220           4,301           4,091
     (Benefit) provision for deferred income taxes                     (591)             28             214
     Provision for pension (income) expense                            (223)            149             138
     (Gain) loss on sales of property, plant and equipment               (6)             88             251
     Changes in operating assets and liabilities:
       Accounts receivable                                           (1,432)          1,402           1,042
       Inventories                                                   (1,542)            119          (2,390)
       Prepaid expenses and other current assets                        (62)            (29)           (113)
       Accounts payable and accrued expenses                            350              54           3,447
       Accrued postretirement benefit cost                              158             108             311
                                                              ------------------------------------------------
Cash provided by operating activities                                11,324          18,925          18,631

INVESTING ACTIVITIES
Capital expenditures                                                 (2,670)         (3,404)         (8,267)
Deferred software and other costs                                         -            (294)           (175)
Proceeds from sales of property, plant and equipment                     92             105              90
Other investing activities                                                -               -            (227)
                                                              ------------------------------------------------
Cash used in investing activities                                    (2,578)         (3,593)         (8,579)

FINANCING ACTIVITIES
Cash transfers to parent company, net                                (8,743)        (15,393)         (7,272)
Long term borrowings                                                      -               -         125,000
Repayments of long-term borrowings                                        -               -          (4,250)
Increase in amounts due affiliates                                        -               -           2,250
Recapitalization payment                                                  -               -        (120,000)
Increase in organization costs                                            -               -          (4,919)
                                                              ------------------------------------------------
Cash used in financing activities                                    (8,743)        (15,393)         (9,191)
                                                              ------------------------------------------------
Net increase (decrease) in cash                                           3             (61)            861
Cash--beginning of year                                                  95              98              37
                                                              ------------------------------------------------

CASH--END OF YEAR                                                  $     98        $     37        $    898
                                                              ================================================

See accompanying notes to consolidated financial statements.

                               Unifrax Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1996


1.     ORGANIZATION AND BASIS OF PRESENTATION

Unifrax Corporation ("Unifrax" or "Company") manufactures heat resistant ceramic fiber products for automotive, commercial, and industrial customers primarily throughout North America. Manufacturing facilities are located in Western New York and Indiana. Unifrax and its predecessor, the North American Fibers Division of The Carborundum Company ("Carborundum") was an indirect wholly-owned subsidiary of The British Petroleum Company p.l.c. ("BP").

On October 30, 1996, the Company completed a comprehensive recapitalization (the "Recapitalization"). Pursuant to the Recapitalization, Unifrax redeemed 80% of its common stock held by BP in exchange for a written promise to pay an aggregate of $120 million of cash (the "Interim Obligation") and a note payable in the amount of $7 million. Concurrent with the Recapitalization, Kirtland Capital Partners II L.P. ("Kirtland") established two wholly-owned subsidiaries, Unifrax Investment Corp. ("Investment") and Unifrax Holding Co. ("Holding"). In this regard, Investment issued $100 million of senior, unsecured indebtedness and Holding purchased 90% of the remaining stock of Unifrax that was owned by BP. Subsequent to the transactions described above, Investment was merged with the Company. The proceeds of the $100 million senior, unsecured indebtedness and borrowings of $25 million under Unifrax's Loan and Security Agreement (see Note
5) were used to repay the Interim Obligation and to pay certain transaction costs and fees. As a result of the Recapitalization, Holding and BP own 90% and 10%, respectively, of the Company.

The accompanying consolidated financial statements present the historical operations of Unifrax and its predecessor.

Pursuant to the Recapitalization, BP America Inc. ("BPA") a subsidiary of BP, agreed to indemnify the Company, subject to certain limitations, against all liabilities, if any, that might result from any claims for wrongful death or personal injury caused by exposure to refractory ceramic fiber products manufactured by Unifrax prior to the consummation of the Recapitalization, and against certain environmental liabilities arising prior to consummation of the Recapitalization.

                               Unifrax Corporation

1.     ORGANIZATION AND BASIS OF PRESENTATION--CONTINUED

The Company transacted sales of certain products through indirect wholly-owned subsidiaries of BP in Europe (XPE Vertriebs GmbH) and South America (NAF Brasil Ltda.). Prior to the Recapitalization, BP contributed these related sales corporations to Unifrax. The results of XPE Vertriebs GmbH and NAF Brasil Ltda. are included in the consolidated financial statements of Unifrax at historical cost.

Unifrax had certain shared assets and incurred certain common costs which related to both Unifrax and other Carborundum operations. The Company has made certain allocations of assets, liabilities and expenses in the accompanying consolidated financial statements. The Company believes that the basis of such allocations is reasonable, however, the amounts could differ from amounts that would be determined if the Company had operated on a stand-alone basis during the periods presented.

Certain amounts have been reclassified to conform to 1996 presentation.

2.     SAINT-GOBAIN SALE

As part of a program to review holdings not related to its core hydrocarbon and chemicals businesses, in 1994 BP announced its intent to seek potential buyers for Carborundum, including Unifrax, and its related domestic and foreign affiliates (collectively the "Group"). In May 1995, BP entered into an agreement under the terms of which it agreed to sell principally all continuing businesses of the Group including the non-North American Fibers businesses of Carborundum, but excluding Unifrax, to Societe Europeenne des Produits Refractaires and various other affiliates of Compagnie de Saint-Gobain ("SEPR"). On February 29, 1996, BP completed the sale of principally all continuing businesses of Carborundum, but excluding Unifrax.

During the years ended December 31 1994 and 1995 and the two month period ended February 29, 1996, the Company's sales to businesses included as part of this sale amounted to $3,494 thousand, $4,078 thousand and $677 thousand, respectively.

                               Unifrax Corporation

2.     SAINT-GOBAIN SALE--CONTINUED

In connection with this sale, BP and SEPR entered into various agreements regarding the ongoing relationship between the Unifrax and SEPR subsequent to the closing of the transaction. Under the terms of certain of these agreements, among other things, for a period of five years ending on March 1, 2001:

       (i) Unifrax is precluded from selling, outside of the United States, Canada and Mexico, products licensed to SEPR;

       (ii) for products manufactured by Unifrax that are not covered by the license agreement, except for expanding paper products, the world-wide marketing rights of which are retained by Unifrax, SEPR is the exclusive distributor of such products outside of the United States, Canada and Mexico; for certain of these products, SEPR can elect, on a product by product basis, to manufacture the product and pay a royalty to Unifrax;

       (iii) die cutting operations associated with expanding paper products in Brazil and Germany will be performed by SEPR; in lieu of performing the die cutting, SEPR can elect to obtain a royalty free license to manufacture expanding paper products outside of the United States, Canada, and Mexico; and

       (iv) Unifrax is required to provide certain specified technical services and product information for which, in certain situations, Unifrax will receive a royalty.

3.     SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions, balances and profits are eliminated upon consolidation.

REVENUE RECOGNITION

Revenue is recognized at the time of shipment to the customer. Sales to affiliates generally reflect prices offered to the Company's highest volume distributors. Provisions are recorded for probable future returns and uncollectible accounts as revenue is recognized.

                               Unifrax Corporation

3.     SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

INVENTORIES

Inventories are stated at cost, but not in excess of net realizable value. The cost of substantially all inventories is determined by the last-in, first-out method (LIFO).

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets which range from 3 years to 20 years for machinery and equipment, and 20 years to 45 years for land improvements and buildings. Expenditures for renewals and improvements that extend the useful life of an asset are capitalized. Expenditures for routine repairs and maintenance are generally charged to operations when incurred.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). Under the provisions of this accounting standard, asset carrying amounts are required to be reviewed whenever events or circumstances indicate that such carrying amounts may not be recoverable. When considered impaired, the accounting standard requires that the carrying amount of the asset be reduced, by a charge to income, to its current fair value. With regards to assets to be disposed of, the accounting standard requires such assets to be reported at the lower of carrying amount or fair value less cost to sell. Unifrax adopted SFAS 121 effective January 1, 1996. The adoption of the accounting standard had no impact on the Company's results of operations or financial position.

For the years ended December 31, 1994, 1995 and 1996, depreciation expense amounted to $4,132 thousand, $4,008 thousand and $3,910 thousand, respectively.

ENVIRONMENTAL LIABILITIES

Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and that are not allocable to current or future earnings are expensed. Liabilities for environmental costs are recognized when environmental assessments or clean-ups are probable and the associated costs can be reasonably estimated.

                               Unifrax Corporation

3.     SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The actuarially determined costs of postretirement benefits other than pensions are accrued during the years that the employee renders the necessary service.

INCOME TAXES

Prior to the Recapitalization (see Note 1), the results of operations of the Company's U.S. subsidiaries were included in the consolidated U.S. corporate income tax return of BPA. The Company's provision for income taxes was computed as if the Company filed its annual tax returns on a separate company basis. The current portion of the income tax provision was satisfied by the Company through a charge or credit to parent company investment.

As of October 30, 1996, the Company entered into a tax sharing agreement with Holding. The results of its operations will be included in the consolidated U.S. corporate income tax return of Holding. The Company's provision for income taxes is computed as if the Company filed its annual tax returns on a separate company basis. The current portion of the income tax provision will be satisfied by a payment to or from Holding.

Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rate and laws that apply in the periods in which the deferred tax asset or liability is expected to be realized or settled.

Investment tax credits are accounted for using the flow-through method.

CERAMIC FIBER HEALTH STUDIES

Ceramic fiber health studies (see Note 14), which management of the Company considers to be an integral part of the business, are generally undertaken by the Company and other producers of ceramic fiber once every three to five years. The Company also performs ongoing employee health studies and conducts tests as part of new product research and development. The cost of ceramic fiber health studies are expensed as incurred. Amounts charged to operations during the years ended December 31, 1994, 1995 and 1996 relating to the cost of these health studies amounted to $1,819 thousand, $1,329 thousand and $1,559 thousand, respectively, and are included in administration expense in the accompanying statements of income.

                               Unifrax Corporation

3.     SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

ACCOUNTING FOR STOCK BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123"). SFAS 123 was adopted by the Company in 1996. The Company has elected to account for its employee stock options using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB 25"). As a result, no compensation expense for employee stock options has been recognized in the financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.     INVENTORIES

Major classes of inventories are as follows:

                                                                           DECEMBER 31
                                                                      1995             1996
                                                              ---------------------------------
                                                                        (In Thousands)
Raw material and supplies                                           $  1,309        $  1,722
In-process                                                             1,066           1,758
Finished product                                                       4,564           6,041
                                                              ---------------------------------
                                                                       6,939           9,521
Adjustment to LIFO cost                                                  762             570
                                                              ---------------------------------

                                                                    $  7,701        $ 10,091
                                                              =================================

The cost of inventories determined on the LIFO method exceeds the current cost of inventories principally as a result of reduced manufacturing costs.

                               Unifrax Corporation

5.     DEBT

At December 31, the Company had the following borrowings:

                                                                                1996
                                                                        --------------------
                                                                            (In Thousands)
Long-term:
   10 1/2% Senior Notes due 2003                                              $  100,000
   Loan and Security Agreement due 2001, interest
     at variable rates, as defined (7.50% to 7.56%,
     respectively, at December 31, 1996)                                          20,750
   Variable rate note payable--affiliate due 1999,
     interest at prime rate (8.25% at December 31, 1996)                           7,000
                                                                        --------------------

                                                                              $  127,750
                                                                        ====================

The Company's Loan and Security Agreement dated as of October 30, 1996 ("Security Agreement") enables the Company to borrow up to $45,000 thousand as follows: a term loan not to exceed $25,000 thousand and revolving loans plus letter of credit obligations not to exceed $20,000 thousand. Interest rates on the revolving loan and term loan range from LIBOR plus 1.25% to LIBOR plus 2.0%, as defined. A fee of .25% is charged on the average daily amount by which the revolving credit amount available exceeds the outstanding principal balance of revolving loans plus the letter of credit obligations. There were no amounts outstanding under the revolving loan or letter of credit facilities as of December 31, 1996.

The Security Agreement contains various restrictive covenants which include, but are not limited to, a minimum net worth requirement, a minimum fixed charge coverage ratio, a minimum interest coverage ratio, and restrictions on capital expenditures, distributions, and incurring debt, as defined. Borrowings under the Security Agreement are secured by assets of the Company including, but not limited to, accounts receivable, inventory, equipment and fixtures.

Maturities of long-term debt (in thousands) are $0 in 1997, $1,250 in 1998, $10,750 in 1999, $9,000 in 2000, and $6,750 in 2001.

Interest payments made in 1996 amounted to $106 thousand.

                               Unifrax Corporation

6.     FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1995 and 1996, the carrying amount and the fair value of the Company's financial instruments were as follows. Bracketed amounts in the carrying amount column represent liabilities for potential cash outflows. Bracketed amounts in the fair value column represent estimated cash outflows required to currently settle the financial instrument at current market rates.

                                                               DECEMBER 31
                                               1995                             1996
                                    -----------------------------  ---------------------------------
                                      CARRYING        FAIR           CARRYING            FAIR
                                       AMOUNT         VALUE           AMOUNT             VALUE
                                    ----------------------------------------------------------------
                                                             (In Thousands)
Assets:
   Cash and cash equivalents            $   37        $   37          $      898        $      898

Liabilities:
   Long-term debt (including
     current maturities)                     -             -            (127,750)         (130,250)

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments. The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value. The fair value of the Company's senior notes were estimated using quoted prices. The fair value of variable rate loans approximate carrying amounts.

7.     RELATED PARTY TRANSACTIONS

Prior to the Saint-Gobain Sale (see Note 2), certain support services, such as information systems, credit and collections, payroll, corporate communications and health, safety, and environmental quality were provided to all domestic Unifrax businesses on a centralized basis by Carborundum. Costs for these services were allocated based on usage. The Company was charged for such services in the amount of $1,295 thousand, $1,191 thousand and $168 thousand for the years ended December 31, 1994 and 1995 and the two month period ended February 29, 1996, respectively.

                               Unifrax Corporation

7.     RELATED PARTY TRANSACTIONS--CONTINUED

In addition, certain other indirect administrative expenses of Unifrax, as well as research and development activities, except those research and development activities relating specifically to ceramic fiber businesses, were allocated to the businesses by Carborundum, either based on the level of service provided or based on the overall cost structure of Unifrax. Amounts allocated to the Company amounted to $2,300 thousand, $2,700 thousand and $356 thousand for the years ended December 31, 1994 and 1995 and the two month period ended February 29, 1996, respectively.

In the opinion of management, charges and allocations were determined on a reasonable basis; however, they are not necessarily indicative of the level of expenses which might have been incurred had the Company been operating as a stand-alone entity. Management estimates the cost for these services on a stand-alone basis would have been approximately $1,700 thousand per annum for the years ended December 31, 1994 and 1995.

As a result of the sale of principally all continuing businesses of Carborundum except for the Company (see Notes 1 and 2), and the elimination of Carborundum corporate activities, the Company entered into a service continuation agreement with SEPR. Under the terms of the agreement, SEPR provided certain administrative services, substantially similar to those services previously provided by Carborundum centrally, and charged the Company a service fee, which approximated the charges previously received for similar services, for the period March 1, 1996 to October 30, 1996.

Prior to the Recapitalization (see Note 1), the Company's property, product and certain other loss exposures were insured through insurance premiums paid to indirect wholly-owned insurance subsidiaries of BP. In addition, the Company was self-insured for all workers' compensation loss exposures. Insurance premiums charged to operations for these various insurance categories during the years ended December 31, 1994 and 1995 and the period January 1, 1996 to October 30, 1996 amounted to $243 thousand, $117 thousand and $211 thousand, respectively. Management estimates the cost for these insurance categories on a stand-alone basis would have been approximately $850 thousand per annum for the years ended December 31, 1994, 1995 and 1996.

                               Unifrax Corporation

7.     RELATED PARTY TRANSACTIONS--CONTINUED

The Company historically performed research and development activities for all Carborundum ceramic fiber businesses and performed certain research and development services for a joint venture affiliated with Carborundum. The Company granted licenses to the ceramic fiber businesses located outside of North America and to the joint venture to use the technology developed and charged a royalty based upon the level of sales of products manufactured at such businesses. The amounts charged to these businesses totaled $709 thousand, $884 thousand and $148 thousand for the years ended December 31, 1994 and 1995 and the two month period ended February 29, 1996, respectively, and is included in royalty income, net of related expenses, in the accompanying statements of income. As discussed in Note 2, the Company, for a period of five years ending on March 1, 2001, will continue to provide ceramic fiber businesses located outside of North America with specified technical services and product information for which, in certain situations, the Company will receive a royalty.

The Company periodically entered into product purchase transactions with certain BP affiliates. Purchases from such entities during the years ended December 31, 1994, 1995 and 1996 totaled $3,285 thousand, $1,073 thousand and $331 thousand, respectively.

During 1996, the Company paid Kirtland a financing fee of $500 thousand as compensation for its services as financial advisor. In addition, Kirtland and the Company entered into an Advisory Services Agreement pursuant to which Kirtland will provide management consulting and financial advisory services to the Company for an annual fee initially in the amount of $300 thousand. The Company paid $50 thousand to Kirtland during 1996 in connection with the Advisory Services Agreement.

8.     ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                          DECEMBER 31
                                                                      1995          1996
                                                                -----------------------------
                                                                        (In Thousands)
Employee benefit accruals                                           $  2,083      $  1,379
Ceramic fiber product stewardship and monitoring                       1,168         1,098
Interest                                                                   -         2,127
Other                                                                  3,562         3,827
                                                                -----------------------------

                                                                    $  6,813      $  8,431
                                                                =============================

                               Unifrax Corporation

9.     RETIREMENT PLANS

Prior to the Recapitalization (see Note 1), the Company participated in defined benefit retirement plans sponsored by BPA. These defined benefit retirement plans were of two general types--flat dollar plans and salary related plans. Flat dollar plans, which are negotiated with unions, pay benefits based on length of service. Salary related plans, pertaining to all non-hourly employees, pay benefits based on length of service and level of compensation. Annual contributions are made to the defined benefit plans which at least equal the amounts required by law. Contribution amounts are determined by independent actuaries using an actuarial cost method that has an objective of providing an adequate fund to meet pension obligations as they mature. The assets of these plans are held in U.S. and foreign equity securities, fixed income securities, interest bearing cash and real estate. Net pension (income)/expense allocated to the Company approximated $223 thousand, $(149) thousand and $52 thousand in 1994, 1995 and 1996, respectively. Amounts allocated are principally determined based on payroll.

Pursuant to the Recapitalization, for the salary related plan, BPA agreed to vest the affected employees in their accrued benefits under such plan as of the date of the Recapitalization ("Closing Date"). The Company, post the Recapitalization, does not sponsor a defined benefit retirement plan for salaried employees. With respect to the flat dollar plan, plan sponsorship shall be retained by BPA and the accrued benefit liabilities and related assets pertaining to active employees under such plan, effective as of the Closing Date, shall be transferred to a separate qualified plan to be maintained by the Company (the "Mirror Plan"). This transfer of accrued benefit liabilities and related assets is subject to various items as defined in the Unifrax Corporation Recapitalization Agreement ("Agreement"). This includes the establishment of the Mirror Plan and its related trust and Unifrax taking all actions required to establish and maintain the Mirror Plan and its related trust as qualified and tax-exempt. As of December 31, 1996, the Mirror Plan had not been established. For the period from the Closing Date to December 31, 1996 pension expense totaled $86 thousand.

The Company has a defined contribution 401(k) plan which is available to substantially all non-union employees of the Company. Company contributions, representing a 50% matching of employee contributions up to a maximum of 6% of the employee's base pay, amounted to $299 thousand, $313 thousand and $314 thousand during the years ended December 31, 1994, 1995 and 1996, respectively.

                               Unifrax Corporation

10.    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides certain health care and life insurance benefits for retired employees who meet eligibility requirements. Prior to the Recapitalization this was done through BPA. Those benefits are provided through insured and self-insured arrangements. The Company's policy is to fund postretirement benefits as insurance premiums or claims become due. Amounts allocated to the Company by BPA for 1994, 1995 and the ten month period ended October 30, 1996 were principally determined based on employer information.

The following table summarizes the components of net periodic postretirement benefit expense allocated to the Company by BPA for 1994, 1995 and the ten months ended October 30, 1996 and the amount charged to expense for the two month period ended December 31, 1996:

                                                                      YEAR ENDED DECEMBER 31
                                                                   1994       1995         1996
                                                            ----------------------------------------
                                                                        (In Thousands)
Service cost--benefits earned                                   $    89     $    70      $   115
Interest costs                                                      304         265          247
                                                            ----------------------------------------

NET PERIODIC POSTRETIREMENT BENEFIT EXPENSE                     $   393     $   335      $   362
                                                            ========================================

The following table presents the status of the unfunded postretirement benefit obligation and the amounts recognized in the Company's balance sheets:

                                                                          DECEMBER 31
                                                                      1995            1996
                                                              ---------------------------------
                                                                         (In Thousands)
Accumulated postretirement benefit obligation:
   Retirees                                                        $   2,340       $       -
   Employees fully eligible                                              839           1,035
   Other active employees                                              1,605           1,151
                                                              ---------------------------------
                                                                       4,784           2,186
Unrecognized net gain                                                    202             771
                                                              ---------------------------------

ACCRUED POSTRETIREMENT BENEFIT COST                                $   4,986       $   2,957
                                                              =================================

                               Unifrax Corporation

10.    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS--CONTINUED

Pursuant to the Recapitalization, BPA retained responsibility for all postretirement medical and/or life insurance coverage for retirees or other employees terminated prior to the Closing Date and for any employee who receives benefits under other plans as defined in the Agreement. The Company retained responsibility for active employees.

The accumulated postretirement benefit obligation is based on a weighted-average assumed discount rate of 7.0% at December 31, 1996 and 1995 and a projected long term compensation growth rate of 4.0% at December 31, 1996 and 1995. The assumed rates of future increases in per capita cost of health care benefits (health care cost trend rate) for 1996 are 10.4% for those beneficiaries under age 65 and 8.1% for those beneficiaries age 65 and over, each declining gradually to 5.0% for both age groups by the year 2003 and in subsequent years.

The effect of a one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1996 by approximately $486 thousand and increase the annual aggregate service and interest cost by approximately $89 thousand.

11.    INCOME TAXES

The provision for income taxes consists of the following:

                                                   YEAR ENDED DECEMBER 31
                                               1994         1995          1996
                                          -----------------------------------------
                                                      (In Thousands)
Current:
   Federal                                  $   6,179     $  6,900      $  6,671
   State                                        1,668        1,815         1,658
                                          -----------------------------------------
                                                7,847        8,715         8,329
Deferred                                         (591)          28           214
                                          -----------------------------------------

                                            $   7,256     $  8,743      $  8,543
                                          =========================================

                               Unifrax Corporation

11.    INCOME TAXES--CONTINUED

The provision for income taxes differs from the amount computed by applying the statutory income tax rate as follows:

                                                                    YEAR ENDED DECEMBER 31
                                                                 1994         1995         1996
                                                           ----------------------------------------
                                                                        (In Thousands)
Income before income taxes at 35%                            $   6,198     $  7,507     $  7,064
Permanent income tax disallowances                                  57           51          274
State taxes, net of federal benefit                              1,001        1,185        1,078
Other                                                                -            -          127
                                                           ----------------------------------------

                                                             $   7,256     $  8,743     $  8,543
                                                           ========================================

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1995 and 1996, the major components of deferred tax assets and liabilities were as follows:

                                                                          DECEMBER 31
                                                                      1995             1996
                                                              ---------------------------------
                                                                        (In Thousands)
Deferred tax liabilities:
   Property, plant and equipment                                   $  (5,624)      $       -
   Other                                                                (107)           (172)
                                                              ---------------------------------
Total deferred tax liabilities                                        (5,731)           (172)
Deferred tax assets:
   Tax goodwill and other intangible assets                                -          36,740
   Property, plant and equipment                                           -           6,590
   Net operating loss carryforward                                         -           2,038
   Accrued liabilities                                                 1,624           2,214
   Accrued postretirement benefit cost                                 2,033           1,183
   Inventory                                                             712             320
   Other                                                                 292              58
                                                              ---------------------------------
Total deferred tax assets                                              4,661          49,143
Valuation allowance                                                        -          20,000
                                                              ---------------------------------
Net deferred tax assets                                                4,661          29,143
                                                              ---------------------------------

NET DEFERRED TAX (LIABILITY) ASSET                                 $  (1,070)      $  28,971
                                                              =================================

                               Unifrax Corporation

11.    INCOME TAXES--CONTINUED

The Agreement provides for an election to have the Recapitalization (see Note
1) treated as an asset purchase for income tax purposes, with a resulting increase in the tax basis of assets. The historical cost basis of assets and liabilities was retained for financial reporting purposes. As a result, the Company recognized a deferred tax asset of $31,266 thousand (net of a valuation allowance of $20,000 thousand). Also, as a result of the Recapitalization, the Company is eligible to receive a refundable state investment tax credit of approximately $625 thousand.

At December 31, 1996, the Company has Federal and state net operating loss carryforwards totaling approximately $5,100 thousand which will be available to offset future taxable income. These net operating loss carryforwards expire in 2011.

12.    STOCK OPTIONS

Effective October 30, 1996 the Company established the Unifrax Corporation 1996 Stock Option Plan to make awards of stock options to officers and key employees for up to 1,505 shares of common stock. In 1996, 1,075 options were granted and were outstanding at year end. The options were granted at a price of $1,500 per share and vest in equal amounts over a four year period from the grant date. The options expire ten years after grant.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), was issued in October 1995 and became effective for financial statements issued in 1996. The Company has elected to account for its employee stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations, as permitted by SFAS 123. As a result, no compensation expense for employee stock options has been recognized in the financial statements. Companies electing to account for employee stock options in accordance with APB 25 must make pro forma disclosures of net income as if the fair value based method of accounting in SFAS 123 had been applied, if the difference between the two methods of accounting is material. The Company has determined that the effect of applying the fair value based method of accounting would not have a material effect on net income for 1996.

                               Unifrax Corporation

13.    LEASE COMMITMENTS AND RENTALS

The Company rents three manufacturing facilities and certain equipment under various operating leases. The lease agreement for one of the facilities expires 2002 and contains options which allow the Company to extend the lease term for up to three additional five year periods, or to purchase the facility for a purchase price determined in accordance with the lease agreement. The lease agreement for a second facility expires 2004 and contains options which allow the Company to extend the lease term for up to two additional five year periods, or to purchase the facility for a purchase price equal to fair value. Total rental expense for the years ended December 31, 1994, 1995 and 1996 amounted to $1,176 thousand, $1,429 thousand and $1,479 thousand, respectively.

Future minimum lease payments under all non-cancelable operating leases having a remaining term in excess of one year as of December 31, 1996 are as follows (dollars in thousands):

          1997                                $     838
          1998                                      825
          1999                                      765
          2000                                      774
          2001                                      775
          Thereafter                              1,205
                                              ---------

                                              $   5,182
                                              =========

14.    CONTINGENCIES

CERAMIC FIBERS

Regulatory agencies and others, including the Company, are currently conducting scientific research to determine the potential health impact resulting from the inhalation of airborne ceramic fibers. To date, the results of this research have been inconclusive as to whether or not ceramic fiber exposure presents an unreasonable risk to humans. Although not required to do so, management of the Company intends to undertake a study in 1997, either separately or in conjunction with other producers of ceramic fibers, to evaluate, among other things, the physical properties of ceramic fibers having a redesigned chemistry.

                               Unifrax Corporation

14.    CONTINGENCIES--CONTINUED

Various legal proceedings and claims have been made against manufacturers of ceramic fibers, including the Company, alleging death or personal injury as a result of exposure in the manufacture and handling of ceramic fiber and other products. The amount of any liability that might ultimately exist with respect to these claims is presently not determinable.

Consistent with customary practice among manufacturers of ceramic fiber products, the Company has entered into agreements with distributors of its product whereby the Company has agreed to indemnify the distributors against losses resulting from ceramic fiber claims and the costs to defend against such claims. The amount of any liability that might ultimately exist with respect to these indemnities is presently not determinable.

Under the terms of the Agreement, BPA agreed to indemnify Unifrax for liabilities, if any, that may result from an unfavorable outcome of ceramic fiber claims allegedly caused by exposure prior to the Closing Date. For claims arising subsequent to the Closing Date, allegedly caused prior to the Closing Date, BPA has agreed to indemnify the Company subject to cost sharing per the Agreement. Under the Agreement, Company contributions are limited to $3,000 thousand in aggregate. The Company is required to maintain a product stewardship program as defined in the Agreement in relation to the BPA indemnification. Unifrax intends to defend ceramic fiber claims vigorously.

ENVIRONMENTAL MATTERS

The Company is subject to loss contingencies pursuant to various federal, state and local environmental laws and regulations. These include possible obligations to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical or petroleum substances by the Company or by other parties.

Under the terms of the Agreement, BPA assumed liability, and the rights to recovery from third parties, for environmental remediation and other similar required actions with respect to certain environmental obligations of Unifrax existing as of the Closing Date.

The Company may, in the future, be involved in further environmental assessments or clean-ups. While the ultimate requirement for any such remediation, and its cost, is presently not known, and while the amount of any future costs could be material to the results of operations in the period in which they are recognized, the Company does not expect these costs, based upon currently known information and existing requirements, to have a material adverse effect on its financial position.

                               Unifrax Corporation

14.    CONTINGENCIES--CONTINUED

The Company owned a site in Sanborn, NY, at which extensive remediation activity is currently being undertaken. The site has been used by a number of former Carborundum operations other than the Company, as a result of which, certain contamination is present in the soil. Neither past nor current operations of the Company are believed to have contributed to, or to be contributing to, the existence of the contamination. BPA has assumed responsibility for implementing remedial activities specified by the State of New York which required removal of the contamination, chiefly by means of soil vapor extraction. Efforts to remediate the site are expected to continue for some time, at a cost to BPA of approximately $12.5 million. Under the terms of an agreement, BPA has taken title to and assumed liability for the remediation of this property as of October 30, 1996. Unifrax leases a portion of the present manufacturing facilities on this site.

OTHER

Various other legal proceedings and claims have been made against the Company in the ordinary course of business. While the amounts could be material to the results of operations in the period recognized, in the opinion of management of the Company, the ultimate liability, if any, resulting from such matters will not have a material adverse effect on the Company's financial position.

15.    CAPITAL EXPANSION PROJECT

In November 1995, the Company announced that an estimated $14 million manufacturing facility expansion at the Company's New Carlisle, Indiana facility. Construction of the new facility is expected to be completed in late 1997. In 1996, property and equipment additions related to the project were approximately $7.1 million, of which cash outlays amounted to approximately $5.5 million.

16.    MAJOR CUSTOMER

The Company had sales to one customer which accounted for approximately 11% of net sales for 1995. No one customer accounted for 10% or more of net sales in 1994 or 1996.

                         Report of Independent Auditors


The Board of Directors
Unifrax Corporation


We have audited the consolidated financial statements of Unifrax Corporation and subsidiaries as of December 31, 1995 and 1996, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated March 7, 1997. Our audits also included the financial statement schedule of Valuation and Qualifying Accounts included in Schedule II. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                             /S/ERNST & YOUNG LLP



Cleveland, Ohio
March 7, 1997

                                   Schedule II

                        Valuation and Qualifying Accounts

                               Unifrax Corporation
                             (Dollars In Thousands)


                                             Balance
                                                at                     Charged to                 Balance at
                                            Beginning    Charged to      Other                      End of
                                            of Period      Expense      Accounts    Deductions      Period
                                           --------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1996
Deducted from asset accounts:
   Allowance for doubtful accounts            $   638      $   164       $     -     $      3 (a)   $    799
   Allowance for returns                          281        1,162             -        1,040 (b)        403
                                           --------------------------------------------------------------------

TOTAL                                         $   919      $ 1,326       $     -     $  1,043       $  1,202
                                           ====================================================================

YEAR ENDED DECEMBER 31, 1995
Deducted from asset accounts:
   Allowance for doubtful accounts            $   490      $   149       $     -     $      1 (a)   $    638
   Allowance for returns                          847          820             -        1,386 (b)        281
                                           --------------------------------------------------------------------

TOTAL                                         $ 1,337      $   969       $     -     $  1,387       $    919
                                           ====================================================================

YEAR ENDED DECEMBER 31, 1994
Deducted from asset accounts:
   Allowance for doubtful accounts            $   506      $   145       $     -     $    161 (a)   $    490
   Allowance for returns                          665        2,036             -        1,854 (b)        847
                                           --------------------------------------------------------------------

TOTAL                                         $ 1,171      $ 2,181       $     -     $  2,015       $  1,337
                                           ====================================================================


       (a)    Uncollectible accounts written off, net of recoveries.

       (b)    Returns from customers during the year.

                                   SIGNATURES

            PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON MARCH _____, 1997.

                                       UNIFRAX CORPORATION.

                                       By:/s/ William P. Kelly
                                       -----------------------
                                       William P. Kelly, President and
                                       Chief Executive Officer

            PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE                               TITLE                                                      DATE
---------                               -----                                                      ----
/s/ William P. Kelly                    Director, President and Chief                              March ____, 1997
--------------------                    Executive Officer (Principle
William P. Kelly                        Executive Officer)


/s/ Mark D. Roos                        Vice President & Chief
----------------                        Financial Officer  (Principal                              March ____, 1997
Mark D. Roos                            Financial Officer and Principal
                                        Accounting Officer)


/s/ John G. Nestor                      Chairman of the Board                                      March ___, 1997
------------------
John G. Nestor

/s/ Raymond A. Lancaster                Director                                                   March ____, 1997
------------------------
Raymond A. Lancaster

/s/ William D. Manning, Jr.             Director                                                   March ____, 1997
---------------------------
William D. Manning, Jr.

/s/ John F. Turben                      Director                                                   March ____, 1997
------------------
John F. Turben

/s/ Edmund S. Wright                    Director                                                   March ____, 1997
--------------------
Edmund S. Wright