Form 10-Q
period 1997-03-31
UNIFRAX INVESTMENT CORP
filed 1997-05-14
CIK 1021285

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the quarterly period ended March 31, 1997


                        Commission File Number: 333-10611

                               UNIFRAX CORPORATION
             (Exact name of registrant as specified in its charter)


         Delaware                                      34-1535916
(State or other jurisdiction                        (I.R.S. Employer
      of incorporation)                            Identification No.)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               UNIFRAX CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                                      Page No.
                                                                      --------
PART I.      FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets at
                  March 31, 1997 and December 31, 1996.......................1

             Condensed Consolidated Statements of Income for the
                  Three-months ended March 31, 1997 and 1996.................2

             Condensed Consolidated Statements of Cash Flow for the
                  Three-months ended March 31, 1997 and 1996.................3

             Notes to Condensed Consolidated Financial Statements............4

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations...................7

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings..............................................10
Item 2.      Changes in Securities..........................................10
Item 3.      Defaults on Senior Securities..................................10
Item 4.      Submission of Matters to a Vote of Security Holders ...........10
Item 5.      Other Information..............................................10
Item 6.      Exhibits and Report on Form 8-K................................10

Signature...................................................................12

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               UNIFRAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED - IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        DECEMBER 31      MARCH 31
                                                                            1996            1997
                                                                         ----------      ---------
ASSETS
Current assets:
     Cash                                                                $     898    $     367
     Accounts receivable, less allowances of $1,202
         and $1,046, respectively                                           13,856       15,298
     Inventories                                                            10,091        8,799
     Deferred income taxes                                                   5,395        5,395
     Prepaid expenses and other current assets                                 294          323
                                                                         ---------    ---------
Total current assets                                                        30,534       30,182

Property, plant and equipment, at cost                                      64,113       65,984
     Less accumulated depreciation and amortization                        (30,174)     (30,930)
                                                                         ---------    ---------
                                                                            33,939       35,054

Deferred income taxes                                                       23,576       23,066
Organization costs, net of accumulated amortization
     of $129 and $315, respectively                                          4,792        4,606
Other assets                                                                   550          499
                                                                         ---------    ---------
                                                                         $  93,391    $  93,407
                                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $   5,831    $   3,507
     Accrued expenses                                                        8,431       10,468
     Amounts due affiliates                                                  2,250        2,250
     Short term debt                                                            --          800
                                                                         ---------    ---------
Total current liabilities                                                   16,512       17,025
Long term debt                                                             120,750      119,500
Note payable--affiliate                                                      7,000        7,000
Accrued postretirement benefit cost                                          2,957        3,020
Other long-term obligations                                                    236          385
                                                                         ---------    ---------
Total liabilities                                                          147,455      146,930

STOCKHOLDERS' EQUITY
Common stock--$.01 par value; shares authorized--50,000
     shares issued and outstanding--20,000                                      --           --
Additional paid-in capital                                                  40,020       40,020
Accumulated deficit                                                        (93,971)     (93,321)
Cumulative translation adjustment                                             (113)        (222)
                                                                         ---------    ---------
Total stockholders' equity                                                 (54,064)     (53,523)
                                                                         ---------    ---------
                                                                         $  93,391    $  93,407
                                                                         =========    =========

See accompanying notes to condensed consolidated financial statements

                               UNIFRAX CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED - IN THOUSANDS)




                                                    THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                                        1996              1997
                                                        ----              ----

Net Sales                                                21,581          22,028

Cost of goods sold                                       10,642          11,906
                                                       --------        --------
Gross margin                                             10,939          10,122

Selling and distribution expenses                         3,134           3,220
Administration expenses                                   1,737           1,974
Allocated corporate charges                                 356              --
Research and development expenses                           574             642
                                                       --------        --------

Operating income                                          5,138           4,286

Interest expense                                             --          (3,157)
Other income, net                                            87              33
                                                       --------        --------

Income before income taxes                                5,225           1,162
Provision for income taxes                                2,150             510
                                                       --------        --------

NET INCOME                                             $  3,075        $    652
                                                       ========        ========


See accompanying notes to condensed consolidated financial statements.

                               UNIFRAX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                  1996           1997
                                                                  ----           ----
OPERATING ACTIVITIES
Net income                                                          $ 3,075    $   652
Depreciation and amortization                                           976      1,186
Other adjustments and changes in operating assets and liabilities    (3,093)     1,064
                                                                    -------    -------
Cash provided by operating activities                                   958      2,902

INVESTING ACTIVITIES
Capital expenditures                                                 (1,160)    (2,992)
Deferred software and other costs                                      (194)        --
Proceeds from sales of property, plant and equipment                     --          9
                                                                    -------    -------
Cash used in investing activities                                    (1,354)    (2,983)

FINANCING ACTIVITIES
Cash transfers from parent company, net                                 914         --
Borrowings under revolving loans                                         --        800
Repayments of term loan                                                  --     (1,250)
                                                                    -------    -------
Cash inflow (outflow) from financing activities                         914       (450)

Net increase (decrease) in cash                                         518       (531)
Cash--beginning of period                                                37        898
                                                                    -------    -------
CASH--END OF PERIOD                                                 $   555    $   367
                                                                    =======    =======

See accompanying notes to condensed consolidated financial statements.

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Unifrax Corporation ("The Company" or "Unifrax") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period ended March 31, 1997, have been included. Operating results for the three-month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission, which is incorporated herein by reference. All capitalized terms used in these notes to condensed consolidated financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements..

NOTE B - INVENTORIES

The components of inventory consist of the following (in thousands):

                                                      December 31      March 31
                                                          1996           1997
                                                       ---------       --------

    Raw materials and supplies                          $ 1,722          $ 1,588
    Work in process                                       1,758            1,724
    Finished products                                     6,041            5,218
                                                        -------          -------
                                                          9,521            8,530
    Adjustment to LIFO Cost                                 570              269
                                                        -------          -------
                                                        $10,091          $ 8,799
                                                        =======          =======

NOTE C - CONTINGENCIES

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

Pursuant to the Unifrax Corporation Recapitalization Agreement ("Recapitalization Agreement"), BP America Inc. and certain of its affiliates (collectively "BPA"), has agreed to indemnify the Company against liabilities for personal injury and wrongful death attributable to exposure prior to the Closing to refractory ceramic fibers manufactured by the Company. BPA has agreed to indemnify the Company against all liabilities arising from exposure claims pending at the time of the Closing. For all other claims arising from alleged exposure occurring solely prior to Closing, BPA has agreed to indemnify the Company against 80% of all losses, until the total loss which the Company incurs reaches $3.0 million, after which time BPA has agreed to indemnify the Company against 100% of such losses. BPA has agreed to indemnify the Company against all punitive damages attributable to the conduct of the Company prior to Closing. Where losses arise from alleged exposure both before and after Closing, the losses will be allocated between BPA and the Company, pro rata, based on the length of exposure or pursuant to arbitration if initiated by the Company.

The Company cannot avail itself of this indemnity for losses attributable to the Company's failure to maintain a Product Stewardship Program consistent with the program maintained by the Company prior to Closing, as modified in a commercially reasonable manner in accordance with changing regulatory, scientific and technical factors. BP shall not indemnify the Company with respect to any liabilities for wrongful death or personal injury to the extent caused by the failure of the Company to maintain a Product Stewardship Program consistent with that maintained by the Company prior to the Closing.

ENVIRONMENTAL MATTERS

The Company is subject to loss contingencies pursuant to various federal, state and local environmental laws and regulations. These include possible obligations to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical or petroleum substances by the Company or by other parties.

Under the terms of the Recapitalization Agreement, BPA assumed liability, and the rights to recovery from third parties, for environmental remediation and other similar required actions with respect to certain environmental obligations of Unifrax existing as of the Closing Date.

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

LEGAL PROCEEDINGS

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business, including product liability claims. From time to time the Company has been named as a defendant in lawsuits involving alleged injury suffered from exposure to ceramic fiber. The Company believes that it is not presently a party to any litigation the outcome of which would have a material adverse effect on its financial condition or results of operations. Pursuant to the Recapitalization Agreement, BPA agreed to indemnify the Company, subject to certain limitations, against all currently known lawsuits and certain future lawsuits alleging exposure to ceramic fiber (reference is made to the information appearing under the heading "Relationship with BP and its Subsidiaries" in Item 13 of the report on Form 10K for the Unifrax Corporation for the year 1996 which is hereby incorporated herein by reference).

Various other legal proceedings and claims have been made against the Company in the ordinary course of business. While the amounts could be material to the results of operations in the period recognized, in the opinion of management of the Company, the ultimate liability, if any, resulting from such matters will not have a material adverse effect on the Company's financial position.

PART I.    FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10K annual report for the year ended December 31, 1996 as filed with the Securities and Exchange Commission (the "MDA") is hereby incorporated by reference. All capitalized terms used in this Item 2 that are not defined in this Item 2 have the meanings given to them in the MDA.

           First Quarter Ended March 31, 1997 Compared to First Quarter Ended
           -------------------------------------------------------------------
           March 31, 1996
           --------------

           The following table sets forth certain operational data as a percentage of sales for the three months ended March 31, 1996 and 1997.

                                                 Three Months Ended
                                                 ------------------
                                           March 31, 1996      March 31, 1997
                                           --------------      --------------

           Net Sales                           100.0%               100.0%
           Gross Profit                         50.7%                46.0%
           Operating Income                     23.8%                19.5%
           Interest Expense                       ---                14.3%
           Income Before Income Taxes           24.2%                 5.3%
           Net Income                           14.2%                 3.0%

           Three Months Ended March 31, 1997 Compared With Three Months Ended
           ------------------------------------------------------------------
           March 31, 1996
           --------------

           Prior to February 29, 1996, Unifrax Corporation ("The Company" or "Unifrax") was known as The Carborundum Company ("Carborundum") and included a number of divisions and subsidiaries engaged in various manufacturing businesses. On February 29, 1996, all of the Carborundum businesses except for Unifrax were sold to Societe Europeenne des Produits Refractaires and various other units of Companie de Saint Gobain. Concurrent with the Saint Gobain sale, Carborundum was renamed Unifrax, which was comprised of the North American Fibers Division of Carborundum. Prior to February 29, 1996, Unifrax sold its XPE products to Carborundum operations in Europe and Brazil, who then sold to the end market. Subsequent to the Saint Gobain Sale, Unifrax sold these products through indirect wholly owned subsidiaries of BP in Europe (XPE Vertriebs GmbH) and South America (NAF Brasil Ltda). In connection with the Recapitalization, these subsidiaries became subsidiaries of Unifrax.

           The results for the first quarter of 1997 also reflect the Recapitalization of Unifrax on October 30, 1996, and the resulting revised structure of the company. For further information regarding the Recapitalization, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

           Net sales for the first quarter of 1997 increased by $0.4 million or 2.1% from $21.6 million in 1996 to $22.0 million in 1997. Strong demand for bulk fibers to the automotive, metals, and specialties sectors and growth in specialty products for fire protection were offset by lower sales in porosity- controlled products due to continuing end user program design changes and modifications.

           Gross profit declined by $0.8 million, or 7.5%, from $10.9 million in 1996 to $10.1 million in 1997. Gross profit as a percentage of net sales decreased from 50.7% in 1996 to 46.0% in 1997. This decline was due to outside purchases and resales of ceramic fiber resulting from capacity constraints at the Company's New Carlisle, Indiana, facility and to one-time expenses associated with the facility expansion project.

           Selling and distribution expenses increased by $0.1 million, or 2.7%, from $3.1 million in 1996 to $3.2 million in 1997. Selling and distribution expense as a percentage of net sales increased slightly from 14.5% in 1996 to 14.6% in 1997. This increase resulted primarily from the addition of sales and distribution operations in Europe and Brazil following the Saint Gobain Sale.

           Administration expenses and allocated corporate charges decreased by $0.1 million, or 5.7%, from $2.1 million in 1996 to $2.0 million in 1997. The decrease was the result of the elimination of allocated corporate charges following the Saint Gobain Sale, offset in part by the addition of selling and distribution operations in Europe and Brazil, and additional administration costs following the Recapitalization. These costs as a percentage of net sales were 9.7% in 1996 and 9.0% in 1997.

           Research and development expenses remained relatively constant in 1996 and 1997, increasing slightly as a percentage of net sales from 2.7% in 1996 to 2.9% in 1997.

           Operating income decreased by $0.8 million, or 16.6%, from $5.1 million in 1996 to $4.3 million in 1997. Operating income as a percentage of net sales decreased from 23.8% in 1996 to 19.5% in 1997, as a result of the factors previously indicated.

           Interest expense was $3.2 million in 1997, compared to zero in 1996 as a result of borrowings in connection with the Recapitalization. Interest expense as a percentage of net sales was 14.3% in 1997.

           Provision for income taxes decreased $1.6 million, or 76.3%, from $2.1 million in 1996 to $0.5 million in 1997. The effective income tax rate increased from 41.1% in 1996 to 43.9% in 1997, primarily as a result of losses in the foreign subsidiaries for which no benefit was recognized.

           Net income decreased by $2.4 million, or 78.8%, from $3.1 million in 1996 to $0.7 million in 1997, as a result of factors previously indicated. Net income as a percentage of net sales decreased from 14.2% in 1996 to 3.0% in 1997.

           Liquidity and Capital Resources
           -------------------------------

           Cash flows from operating activities increased by $1.9 million or 202.9%, from $1.0 million in 1996 to $2.9 million in 1997. This increase was the result of lower net income, offset by higher depreciation and amortization and a reduction in inventories during the first quarter of 1997. Inventories had been increased during the first quarter of 1996 as the Company began its sales and distribution operations in Europe and Brazil.

           Cash outflows from investing activities increased by $1.6 million, or 120.3%, from $1.4 million in 1996 to $3.0 million in 1997. This increase was due to higher capital spending on the expansion project at the new Carlisle, Indiana, facility, offset somewhat by lower capital spending at other facilities.

           Cash flows from financing activities decreased by $1.4 million from an inflow of $0.9 million in 1996 to an outflow of $0.5 million in 1997. During 1997 the Company made a voluntary prepayment of principal of $1.3 million on the Term Loan and had borrowing of $0.8 million against the $20 million revolving credit facility. The $0.8 million borrowing was repaid in full during the first week of April, 1997.

           Management believes that cash flows from operations and the available credit facility will be sufficient to fund operating and capital expenditure needs for 1997.

PART II.   OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             Legal proceedings in which the company is involved have been disclosed in Note C to the condensed consolidated financial statements which is incorporated herein by reference.

ITEM 2.      CHANGES IN SECURITIES

             None.

ITEM 3.      DEFAULTS ON SENIOR SECURITIES

             None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

ITEM 5.      OTHER INFORMATION

             None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K


(a)          Exhibits

             2.1*     Unifrax Corporation Recapitalization Agreement

             3.1*     Certificate of Incorporation of the Registrant

             3.2*     By-laws of the Registrant

             4.1*     Form of Indenture (including form of Note)

             10.1*    Form of Loan and Security Agreement among Unifrax
                      Corporation, Bank of America Illinois and the lenders party thereto (Credit Agreement)

             10.1a*   First Amendment to Loan and Security Agreement

             10.2*    1996 Stock Option Plan

             10.2a*   Unifrax Corporation Noncompetition Agreement

             10.3*    Lease relating to Tonawanda plant

             10.4*    Lease relating to Amherst plant

                                       10

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

             10.13*   Form of Covenant Not to Compete between Holding and BP

             10.14*   Form of Stockholders Agreement among the Company, BPX and
                      Holding

             10.15*   Tax Sharing Agreement between the Company and Holding

             10.16*   Advisory Services Agreement between the Company and
                      Kirtland Capital Corporation

             10.17*   Form of BP Note

             21.1*    Subsidiaries of the Registrant

             27.1     Financial Data Schedule

             * Incorporated by reference to the exhibits filed with the Registration Statement on Form S-1 of Unifrax Investment Corp., and with Form 10K for 1996 for Unifrax Corporation (Registration

                No. 333-10611).

(b) No reports on Form 8-K have been filed during the period covered by this report.

                                   SIGNATURES


             PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                  UNIFRAX CORPORATION



                                  By: /s/ William P. Kelly
                                      --------------------
                                  William P. Kelly, President and
                                  Chief Executive Officer


                                  By: /s/ Mark D. Roos
                                      ----------------
                                  Mark D. Roos, Vice President
                                  and Chief Financial Officer