Form 10-Q
period 1997-06-30
UNIFRAX INVESTMENT CORP
filed 1997-08-14
CIK 1021285

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                        Commission File Number: 333-10611

                               UNIFRAX CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                     34-1535916
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation)

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


================================================================================

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

             Condensed Consolidated Balance Sheets at
                  June 30, 1997 and December 31, 1996..........................................................1

             Condensed Consolidated Statements of Income for the
                  Three-month and six-month periods ended June 30, 1997 and 1996...............................2

             Condensed Consolidated Statements of Cash Flow for the
                  Six-months ended June 30, 1997 and 1996......................................................3

             Notes to Condensed Consolidated Financial Statements..............................................4

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.....................................................8

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings................................................................................12
Item 2.      Changes in Securities............................................................................12
Item 3.      Defaults on Senior Securities....................................................................12
Item 4.      Submission of Matters to a Vote of Security Holders .............................................12
Item 5.      Other Information................................................................................12
Item 6.      Exhibits and Report on Form 8-K..................................................................12

Signatures....................................................................................................15

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               UNIFRAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED - IN THOUSANDS, EXCEPT SHARE DATA)

                                                         DECEMBER 31   JUNE 30
                                                             1996        1997
                                                             ----        ----
Current assets:
     Cash                                                 $     898    $     806
     Accounts receivable, less allowances of $1,202
         and $1,066, respectively                            13,856       14,990
     Inventories                                             10,091        8,269
     Deferred income taxes                                    5,395        5,395
     Prepaid expenses and other current assets                  294          384
                                                          ---------    ---------
Total current assets                                         30,534       29,844

Property, plant and equipment, at cost                       64,113       67,456
     Less accumulated depreciation and amortization         (30,174)     (31,757)
                                                          ---------    ---------
                                                             33,939       35,699

Deferred income taxes                                        23,576       22,047
Organization costs, net of accumulated amortization
     of $129 and $315, respectively                           4,792        4,405
Other assets                                                    550          456
                                                          ---------    ---------
                                                          $  93,391    $  92,451
                                                          =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                     $   5,831    $   3,135
     Accrued expenses                                         8,431        8,350
     Amounts due affiliates                                   2,250        2,250
     Short term debt                                             --          600
                                                          ---------    ---------
Total current liabilities                                    16,512       14,335
Long term debt                                              120,750      119,500
Note payable--affiliate                                       7,000        7,000
Accrued postretirement benefit cost                           2,957        3,083
Other long-term obligations                                     236          528
                                                          ---------    ---------
Total liabilities                                           147,455      144,446

STOCKHOLDERS' DEFICIT
Common stock--$.01 par value; shares authorized--50,000
     shares issued and outstanding--20,000                       --           --
Additional paid-in capital                                   40,020       40,020
Accumulated deficit                                         (93,971)     (91,764)
Cumulative translation adjustment                              (113)        (251)
                                                          ---------    ---------
Total stockholders' deficit                                 (54,064)     (51,995)
                                                          ---------    ---------
                                                          $  93,391    $  92,451
                                                          =========    =========

See accompanying notes to condensed consolidated financial statements.

                               UNIFRAX CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED - IN THOUSANDS)

                                     THREE MONTHS ENDED JUNE 30    SIX MONTHS ENDED JUNE 30
                                     --------------------------    ------------------------
                                        1996            1997           1996         1997
                                        ----            ----           ----         ----
Net Sales                              $ 23,611       $ 22,672       $ 45,192      $ 44,700

Cost of goods sold                       11,937         11,116         22,579        23,022
                                       --------       --------       --------      --------
Gross margin                             11,674         11,556         22,613        21,678

Selling and distribution expenses         3,284          3,186          6,418         6,406
Administration expenses                   1,692          1,945          3,429         3,919
Allocated corporate charges                  --             --            356            --
Research and development expenses           547            707          1,121         1,349
                                       --------       --------       --------      --------
Operating income                          6,151          5,718         11,289        10,004

Interest expense                             --         (3,187)            --        (6,344)
Other income (expense), net                 (44)            44             43            77
                                       --------       --------       --------      --------
Income before income taxes                6,107          2,575         11,332         3,737
Provision for income taxes                2,547          1,019          4,697         1,529
                                       --------       --------       --------      --------
NET INCOME                             $  3,560       $  1,556       $  6,635      $  2,208
                                       ========       ========       ========      ========


See accompanying notes to condensed consolidated financial statements.

                               UNIFRAX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                     SIX MONTHS ENDED JUNE 30
                                                                     ------------------------
                                                                         1996         1997
                                                                         ----         ----
OPERATING ACTIVITIES
Net income                                                             $ 6,635       $ 2,208
Depreciation and amortization                                            1,955         2,534
Other adjustments and changes in operating assets and liabilities         (449)          601
                                                                       -------       -------
Cash provided by operating activities                                    8,141         5,343

INVESTING ACTIVITIES
Capital expenditures                                                    (2,795)       (4,898)
Deferred software and other costs                                         (254)           14
Proceeds from sales of property, plant and equipment                        --            99
                                                                       -------       -------
Cash used in investing activities                                       (3,049)       (4,785)

FINANCING ACTIVITIES
Cash transfers from parent company, net                                 (5,129)           --
Borrowings under revolving loan agreement                                   --           600
Repayment of term loan                                                      --        (1,250)
                                                                       -------       -------
Cash used in financing activities                                       (5,129)         (650)

Net decrease in cash                                                       (37)          (92)
Cash--beginning of period                                                   37           898
                                                                       -------       -------
CASH--END OF PERIOD                                                    $    --       $   806
                                                                       =======       =======

See accompanying notes to condensed consolidated financial statements.

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Unifrax Corporation ("The Company" or "Unifrax") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period ended June 30 , 1997, have been included. Operating results for the three- and six-month periods ended June 30 , 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, which are incorporated herein by reference. All capitalized terms used in these notes to condensed consolidated financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

NOTE B - INVENTORIES

The components of inventory consist of the following (in thousands):

                                             December 31   June 30
                                                1996         1997
                                              -------      -------
              Raw materials and supplies      $ 1,722      $ 1,279
              Work in process                   1,758        1,623
              Finished products                 6,041        5,098
                                              -------      -------
                                                9,521        8,000
              Adjustment to LIFO Cost             570          269
                                              -------      -------
                                              $10,091      $ 8,269
                                              =======      =======

NOTE C - CONTINGENCIES

CERAMIC FIBERS

Regulatory agencies and others, including the Company, are currently conducting scientific research to determine the potential health impact resulting from the inhalation of airborne ceramic fibers. To date, the results of this research have been inconclusive as to whether or not ceramic fiber exposure presents an unreasonable risk to humans. Although not required to do so, management of the Company intends to begin preparations in 1997 for a study either separately or in conjunction with other producers of ceramic fibers, to evaluate, among other things, the physical properties of ceramic fibers having a redesigned chemistry.

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

NOTE D - COMMON STOCK

Effective April 21, 1997, the shareholders of Unifrax Corporation authorized an amendment to the Certificate of Incorporation of Unifrax Corporation reducing the number of authorized common shares from 50,000 shares to 40,000 shares. The Amendment was approved and executed but not filed with the Secretary of State of the State of Delaware as of June 30, 1997.

NOTE E - CUMULATIVE PREFERRED STOCK

Effective April 21, 1997, the shareholders of Unifrax Corporation authorized an amendment to the Certificate of Incorporation of Unifrax Corporation creating 10,000 shares of cumulative preferred stock with a 6% annual dividend. The Amendment was approved and executed but not filed with the Secretary of State of the State of Delaware as of June 30, 1997.

NOTE F - EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact Statement No. 130 will have on its financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. The Company does not expect that Statement No. 131 will have any material effect on its financial statements.

PART I.    FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K annual report for the year ended December 31, 1996 as filed with the Securities and Exchange Commission (the "MDA") and Form 10-Q for the three months ended March 31, 1997, are hereby incorporated by reference. All capitalized terms used in this Item 2 that are not defined herein have the meanings given to them in the MDA.

           Three Months Ended June 30, 1997 Compared With Three Months Ended
           -----------------------------------------------------------------
           June 30, 1996
           -------------

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

           The results for the second quarter of 1997 also reflect the Recapitalization of Unifrax on October 30, 1996, and the resulting revised structure of the company. For further information regarding the Recapitalization, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

           Net sales for the second quarter of 1997 decreased by $0.9 million or 4.0% from $23.6 million in 1996 to $22.7 million in 1997. Strong demand for bulk fibers to the automotive, metals, and specialties sectors and growth in specialty products for fire protection were offset by lower sales in some traditional blanket applications and in porosity-controlled products due to continuing end user program design changes and modifications.

           Gross profit declined by $0.1 million, or 1.0%, from $11.7 million in 1996 to $11.6 million in 1997. Gross profit as a percentage of net sales increased from 49.4% in 1996 to 51.0% in 1997. The gross profit decline was due to the lower sales volume and downward pressure on prices in the automotive market. As a percentage of sales, gross profit increased due to fewer outside purchases and resales of ceramic fiber.

           Selling and distribution expenses decreased by $0.1 million, or 3.0%, from $3.3 million in 1996 to $3.2 million in 1997 as a result of the lower sales volume. Selling and distribution expense as a percentage of net sales increased slightly from 13.9% in 1996 to 14.1% in 1997.

           Administration expenses increased by $0.2 million, or 15.0%, from $1.7 million in 1996 to $1.9 million in 1997. The increase was the result of the amortization of organization and financing costs associated with the Recapitalization. Administrative expenses as a percentage of net sales were 7.2% in 1996 and 8.6% in 1997.

           Research and development expenses increased by $0.2 or 29.3%, from $0.5 million in 1996 to $0.7 million in 1997, increasing as a percentage of net sales from 2.3% in 1996 to 3.1% in 1997. The higher expense was due to a planned increase in product testing and development expenditures for automotive products and for the development of new fibers.

           Operating income decreased by $0.4 million, or 7.0%, from $6.1 million in 1996 to $5.7 million in 1997. Operating income as a percentage of net sales decreased from 26.1% in 1996 to 25.2% in 1997, as a result of the factors previously indicated.

           Interest expense was $3.2 million in 1997, compared to zero in 1996 as a result of borrowings in connection with the Recapitalization. Interest expense as a percentage of net sales was 14.1% in 1997.

           Provision for income taxes decreased $1.5 million, or 60.0%, from $2.5 million in 1996 to $1.0 million in 1997. The effective income tax rate decreased from 41.7% in 1996 to 39.6% in 1997, primarily as a result of lower losses in the foreign subsidiaries, with no increase in tax liability.

           Net income decreased by $2.0 million, or 56.3%, from $3.6 million in 1996 to $1.6 million in 1997, as a result of factors previously indicated. Net income as a percentage of net sales decreased from 15.1% in 1996 to 6.9% in 1997.

           SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED
           -------------------------------------------------------------
           JUNE 30, 1996
           -------------

           Net sales for the first six months of 1997 decreased by $0.5 million or 1.1% from $45.2 million in 1996 to $44.7 million in 1997. Strong demand for bulk fibers to the automotive, metals, and specialties sectors and growth in specialty products for fire protection were offset by lower sales in some traditional blanket applications and in porosity-controlled products due to continuing end user program design changes and modifications.

           Gross profit declined by $0.9 million, or 4.1%, from $22.6 million in 1996 to $21.7 million in 1997. Gross profit as a percentage of net sales decreased from 50.0% in 1996 to 48.5% in 1997. The decline was due to the lower sales volume and downward pressure on prices in the automotive market.

           Selling and distribution expenses remained constant in 1996 and 1997, increasing slightly as a percentage of net sales from 14.2% in 1996 to 14.3% in 1997.

           Administration expenses and allocated corporate charges increased by $0.1 million or 3.5% from $3.8 to $3.9 million in 1997. The increase was due to the amortization of organization and financing costs associated with the Recapitalization, offset in part by the elimination of allocated corporate charges. Administration expenses as a percentage of net sales were 8.4% in 1996 and 8.8% in 1997.

           Research and development expenses increased by $0.2 million or 20.3% from $1.1 million in 1996 to $1.3 million in 1997. The higher expense was due to a planned increase in testing and development expenditures for automotive products, and for the development of new fibers. Research and development expenses as a percentage of net sales were 2.5% in 1996 and 3.0% in 1997.

           Operating income decreased by $1.3 million, or 11.4%, from $11.3 million in 1996 to $10.0 million in 1997. Operating income as a percentage of net sales decreased from 25.0% in 1996 to 22.4% in 1997, as a result of the factors previously indicated.

           Interest expense was $6.3 million in 1997, compared to zero in 1996 as a result of borrowings in connection with the Recapitalization. Interest expense as a percentage of net sales was 14.2% in 1997.

           Provision for income taxes decreased $3.2 million, or 67.5%, from $4.7 million in 1996 to $1.5 million in 1997. The effective income tax rate decreased from 41.5% in 1996 to 40.9% in 1997, primarily as a result of lower losses in the foreign subsidiaries, with no increase in tax liability.

           Net income decreased by $4.4 million, or 66.7%, from $6.6 million in 1996 to $2.2 million in 1997, as a result of factors previously indicated. Net income as a percentage of net sales decreased from 14.7% in 1996 to 4.9% in 1997.

           Liquidity and Capital Resources
           -------------------------------

           During the six-month period ended June 30, 1997, the Company's cash flows from operating activities decreased by $2.8 million or 34.4%, from $8.1 million in 1996 to $5.3 million in 1997. This decrease was the result of lower net income as a result of interest expense and the other factors discussed previously, offset in part by higher depreciation and amortization.

           Cash outflows from investing activities increased by $1.8 million, or 56.9%, from $3.0 million in 1996 to $4.8 million in 1997. This increase was due to higher capital spending on the expansion project at the New Carlisle, Indiana, facility offset somewhat by lower capital spending at other facilities and reduced software expenditures.

           Cash outflows from financing activities decreased by $4.5 million from $5.1 million in 1996 to $0.6 million in 1997. During 1997 the Company made a voluntary prepayment of principal of $1.3 million on its Term Loan and borrowed $0.6 million against its $20 million revolving credit facility. The $0.6 million borrowing was repaid in full during the first week of July, 1997.

           Management believes that cash flows from operations and the available credit facility will be sufficient to fund operating and capital expenditure needs for 1997.

           Effects of New Accounting Pronouncements
           ----------------------------------------

           In June 1997, the Financial Accounting Standards issued Statement No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact Statement No. 130 will have on its financial statements.

           In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. The Company does not expect that Statement No. 131 will have any material effect on its financial statements.

PART II.   OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             None.

ITEM 2.      CHANGES IN SECURITIES

             Note E of notes to the condensed consolidated financial statements included in this report is incorporated herein by reference.

ITEM 3.      DEFAULTS ON SENIOR SECURITIES

             None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Security Holders approved on April 21, 1997, the Certificate of Amendment to the Certificate of Incorporation authorizing the creation of 10,000 shares of cumulative preferred stock, and reducing the authorized shares of common stock from 50,000 shares to 40,000 shares. The Amendment was approved and executed but not filed with the Secretary of State of the State of Delaware as of June 30, 1997.

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

             3.1*        Certificate of Incorporation of the Registrant

             3.2*        By-laws of the Registrant

             4.1*        Form of Indenture (including form of Note)

             10.1* Form of Loan and Security Agreement among Unifrax Corporation, Bank of America Illinois and the lenders party thereto (Credit Agreement)

             10.1a**     First Amendment to Loan and Security Agreement

             10.2*       1996 Stock Option Plan

             10.2a**     Unifrax Corporation Noncompetition Agreement

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

             10.13*      Form of Covenant Not to Compete between Holding and BP

             10.14* Form of Stockholders Agreement among the Company, BPX and Holding

             10.15*      Tax Sharing Agreement between the Company and Holding

             10.16* Advisory Services Agreement between the Company and Kirtland Capital Corporation

             10.17*      Form of BP Note

             21.1**      Subsidiaries of the Registrant

             27.1        Financial Data Schedule

               * Incorporated by reference to the exhibits filed with the Registration Statement on Form S-1 of Unifrax Investment Corp. for 1996 for Unifrax Corporation (Registration No. 333-10611)

               ** Incorporated by reference to the exhibits filed with Form 10-K for 1996 for Unifrax Corporation (Registration No. 333-10611).

(b) No reports on Form 8-K have been filed during the period covered by this report.

                                   SIGNATURES

             PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                       UNIFRAX CORPORATION

                                       By: /s/ William P. Kelly
                                          ----------------------------------
                                       William P. Kelly, President and
                                       Chief Executive Officer

                                       By: /s/ Mark D. Roos
                                          ----------------------------------
                                       Mark D. Roos, Vice President
                                       and Chief Financial Officer