Form 10-Q
period 1997-09-30
UNIFRAX INVESTMENT CORP
filed 1997-11-12
CIK 1021285

================================================================================






                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the quarterly period ended September 30, 1997


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




      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X     NO
                                             -------    -------









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

          Condensed Consolidated Balance Sheets at
               September 30, 1997 and December 31, 1996......................................1

          Condensed Consolidated Statements of Income for the
               Three-month and nine-month periods ended September 30, 1997 and 1996..........2

          Condensed Consolidated Statements of Cash Flow for the
               Nine-months ended September 30, 1997 and 1996.................................3

          Notes to Condensed Consolidated Financial Statements...............................4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................................8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................................12
Item 2.   Changes in Securities.............................................................12
Item 3.   Defaults on Senior Securities.....................................................12
Item 4.   Submission of Matters to a Vote of Security Holders ..............................12
Item 5.   Other Information.................................................................12
Item 6.   Exhibits and Report on Form 8-K...................................................12

Signatures..................................................................................15




PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                    UNIFRAX CORPORATION
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED - IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      December 31       September 30
                                                                                         1996               1997
                                                                                         ----               ----
ASSETS
Current assets:
     Cash                                                                              $     898         $      3
     Accounts receivable, less allowances of $1,202
         and $1,128, respectively                                                         13,856           13,202
     Inventories                                                                          10,091            8,336
     Deferred income taxes                                                                 5,395            5,395
     Prepaid expenses and other current assets                                               294              525
                                                                                        --------         --------
Total current assets                                                                      30,534           27,461

Property, plant and equipment, at cost                                                    64,113           69,809
     Less accumulated depreciation and amortization                                      (30,174)         (32,623)
                                                                                        --------         --------
                                                                                          33,939           37,186

Deferred income taxes                                                                     23,576           21,253
Organization costs, net of accumulated amortization
     of $129 and $688, respectively                                                        4,792            4,217
Other assets                                                                                 550              413
                                                                                        --------         --------
                                                                                        $ 93,391         $ 90,530
                                                                                        --------         --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                    $ 5,831          $ 3,283
     Accrued expenses                                                                      8,431           10,949
     Amounts due affiliates                                                                2,250               --
     Short term debt                                                                          --              300
                                                                                        --------         --------
Total current liabilities                                                                 16,512           14,532
Long term debt                                                                           120,750          113,750
Note payable--affiliate                                                                    7,000            7,000
Accrued postretirement benefit cost                                                        2,957            3,146
Other long-term obligations                                                                  236              578
                                                                                        --------         --------
Total liabilities                                                                        147,455          139,006

STOCKHOLDERS' DEFICIT
Common stock--$.01 par value; shares authorized--(40,000 - September  30, 1997,
     50,000 - December 31, 1996) shares issued and outstanding--20,000                       --               --
Cumulative preferred stock--$.01 par value; shares authorized--10,000,
     shares issued and outstanding--1,500                                                    --               --
Additional paid-in capital                                                                40,020           42,270
Accumulated deficit                                                                      (93,971)         (90,469)
Cumulative translation adjustment                                                           (113)            (277)
                                                                                        --------         --------
Total stockholders' deficit                                                              (54,064)         (48,476)
                                                                                        --------         --------
                                                                                        $ 93,391         $ 90,530
                                                                                        ========         ========

See accompanying notes to condensed consolidated financial statements.




                               UNIFRAX CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED - IN THOUSANDS)



                                           THREE MONTHS ENDED SEPTEMBER  30             NINE MONTHS ENDED SEPTEMBER 30
                                           --------------------------------             ------------------------------
                                                 1996              1997                       1996             1997
                                                 ----              ----                       ----             ----

Net Sales                                     $22,769           $20,533                    $67,961          $65,234

Cost of goods sold                             11,496            10,112                     34,075           33,135
                                              -------           -------                    -------           ------
Gross profit                                   11,273            10,421                     33,886           32,099

Selling and distribution expenses               3,244             3,108                      9,662            9,515
Administration expenses                         1,616             1,392                      5,045            5,310
Allocated corporate charges                       --                 --                        356              --
Research and development expenses                 597               606                      1,718            1,955
                                              -------           -------                    -------           ------

Operating income                                5,816             5,315                     17,105           15,319

Interest expense                                   --            (3,118)                        --           (9,462)
Other income (expense), net                        17               (10)                        60               67
                                              -------           -------                    -------           ------

Income before income taxes                      5,833             2,187                     17,165            5,924
Provision for income taxes                      2,437               892                      7,134            2,421
                                              -------           -------                    -------           ------

NET INCOME                                    $ 3,396           $ 1,295                    $10,031           $3,503
                                              =======           -------                    =======           ------


See accompanying notes to condensed consolidated financial statements.



                               UNIFRAX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30
                                                                                    ------------------------------
                                                                                        1996               1997
                                                                                        ----               ----
OPERATING ACTIVITIES
Net income                                                                            $10,031             $ 3,503
Depreciation and amortization                                                           2,935               3,838
Other adjustments and changes in operating assets and liabilities                        (953)              5,398
                                                                                      -------             -------
Cash provided by operating activities                                                  12,013              12,739

INVESTING ACTIVITIES
Capital expenditures                                                                   (5,148)             (7,063)
Deferred software and other costs                                                        (322)                 14
Proceeds from sales of property, plant and equipment                                       65                 115
                                                                                      -------             -------
Cash used in investing activities                                                      (5,405)             (6,934)

FINANCING ACTIVITIES
Cash transfers from parent company, net                                                (5,686)                --
Borrowings under revolving loan agreement                                                 --                  300
Repayment of term loan                                                                    --               (7,000)
                                                                                      -------             -------
Cash used in financing activities                                                      (5,686)             (6,700)

Net decrease in cash                                                                      922                (895)
Cash--beginning of period                                                                  37                 898
                                                                                      -------             -------
CASH--END OF PERIOD                                                                   $   959             $     3
                                                                                      =======             =======

See accompanying notes to condensed consolidated financial statements.

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Unifrax Corporation ("The Company" or "Unifrax") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period ended September 30, 1997, have been included. Operating results for the three- and nine-month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and the notes to consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, which are incorporated herein by reference. All capitalized terms used in these notes to condensed consolidated financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

NOTE B - INVENTORIES

The components of inventory consist of the following (in thousands):

                                                                       December 31             September 30
                                                                           1996                     1997
                                                                       -----------             ------------

                  Raw materials and supplies                              $1,722                    $1,324
                  Work in process                                          1,758                     2,012
                  Finished products                                        6,041                     4,731
                                                                         -------                    ------
                                                                           9,521                     8,067
                  Adjustment to LIFO Cost                                    570                       269
                                                                         -------                    ------
                                                                         $10,091                    $8,336
                                                                         =======                    ======


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

LEGAL PROCEEDINGS

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business, including product liability claims. From time to time the Company has been named as a defendant in lawsuits involving alleged injury suffered from exposure to ceramic fiber. The Company believes that it is not presently a party to any litigation the outcome of which would have a material adverse effect on its financial condition or results of operations. Pursuant to the Recapitalization Agreement, BPA agreed to indemnify the Company, subject to certain limitations, against all currently known lawsuits and certain future lawsuits alleging exposure to ceramic fiber (reference is made to the information appearing under the heading "Relationship with BP and its Subsidiaries" in Item 13 of the report on Form 10-K for the Unifrax Corporation for the year 1996 which is hereby incorporated herein by reference).

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

Effective September 30, 1997, Unifrax Corporation issued and sold 1,500 shares of 6% cumulative preferred stock of the Company to Unifrax Holding Co. in satisfaction of an advance of $2.25 million made by Unifrax Holding Co. to the Company on December 20, 1996. The advance was then canceled effective September 30, 1997. The preferred stock thereby acquired by Unifrax Holding Co. is cumulative with an annual dividend of 6% with dividend payments subject to various covenants in the Company's loan agreements.

Unifrax Corporation also agreed to sell BP Exploration (Alaska) Inc. 166.67 shares of 6% cumulative preferred stock at $1,500 per share, as satisfaction in part for interest owed through October 30, 1997, on the Note Payable-affiliate.

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

PART I.    FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K annual report for the year ended December 31, 1996 and Form 10-Qs for the three months ended March 31, 1997, and June 30, 1997, as filed with the Securities and Exchange Commission (the "MDA") are hereby incorporated by reference. All capitalized terms used in this Item 2 that are not defined herein have the meanings given to them in the MDA.

           Three Months Ended September 30, 1997 Compared With Three Months
           ----------------------------------------------------------------
           Ended September 30, 1996
           ------------------------

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

           The results for the third quarter of 1997 also reflect the Recapitalization of Unifrax on October 30, 1996, and the resulting revised structure of the company. For further information regarding the Recapitalization, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

           Net sales for the third quarter of 1997 decreased by $2.3 million or 10.0% from $22.8 million in 1996 to $20.5 million in 1997. Strong demand for bulk fibers to the automotive, metals, and specialties sectors and growth in specialty products for fire protection were offset by lower sales in some traditional blanket applications and in porosity-controlled products due to continuing end user program design changes and modifications.

           Gross profit declined by $0.9 million, or 8.0%, from $11.3 million in 1996 to $10.4 million in 1997. Gross profit as a percentage of net sales increased from 49.5% in 1996 to 50.8% in 1997. The gross profit decline was due to the lower sales volume and downward pressure on prices in the automotive market. As a percentage of sales, gross profit increased due to fewer outside purchases and resales of ceramic fiber.

           Selling and distribution expenses decreased by $0.1 million, or 3.1%, from $3.2 million in 1996 to $3.1 million in 1997 as a result of the lower sales volume. Selling and distribution expense as a percentage of net sales increased slightly from 14.3% in 1996 to 15.1% in 1997.

           Administration expenses decreased by $0.2 million, or 12.5%, from $1.6 million in 1996 to $1.4 million in 1997. The lower administration costs were offset in part by the amortization of organization and financing costs associated with the Recapitalization. Administrative expenses as a percentage of net sales were 7.1 % in 1996 and 6.8% in 1997.

           Research and development expenses remained constant in 1996 and 1997, increasing as a percentage of net sales from 2.6% in 1996 to 3.0% in 1997, due to the lower sales in 1997.

           Operating income decreased by $0.5 million, or 8.6%, from $5.8 million in 1996 to $5.3 million in 1997. Operating income as a percentage of net sales increased from 25.5% in 1996 to 25.9% in 1997, as a result of the factors previously indicated.

           Interest expense was $3.1 million in 1997, compared to zero in 1996 as a result of borrowings in connection with the Recapitalization. Interest expense as a percentage of net sales was 15.2% in 1997.

           Provision for income taxes decreased $1.5 million, or 62.5%, from $2.4 million in 1996 to $0.9 million in 1997. The effective income tax rate decreased from 41.8% in 1996 to 40.8% in 1997, primarily as a result of lower losses in the foreign subsidiaries, with no increase in tax liability.

           Net income decreased by $2.1 million, or 61.8%, from $3.4 million in 1996 to $1.3 million in 1997, as a result of factors previously indicated. Net income as a percentage of net sales decreased from 14.9% in 1996 to 6.3% in 1997.

           NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED
           --------------------------------------------------------------------
           SEPTEMBER 30, 1996
           ------------------

           Net sales for the first nine months of 1997 decreased by $2.8 million or 4.1% from $68.0 million in 1996 to $65.2 million in 1997. Strong demand for bulk fibers to the automotive, metals, and specialties sectors and growth in specialty products for fire protection were offset by lower sales in some traditional blanket applications and in porosity-controlled products due to continuing end user program design changes and modifications.

           Gross profit declined by $1.8 million, or 5.3%, from $33.9 million in 1996 to $32.1 million in 1997. Gross profit as a percentage of net sales decreased from 49.9% in 1996 to 49.2% in 1997. The decline was due to the lower sales volume and downward pressure on prices in the automotive market.

           Selling and distribution expenses decreased by $0.2 million or 2.1%, from $9.7 million in 1996 to $9.5 million in 1997 as a result of lower sales volume. Selling and distribution expense as a percentage of net sales were 14.2% in 1996 and 14.6% in 1997.

           Administration expenses and allocated corporate charges decreased by $0.1 million or 1.9% from $5.4 in 1996 to $5.3 million in 1997. Administration expenses as a percentage of net sales were 8.0% in 1996 and 8.1% in 1997.

           Research and development expenses increased by $0.3 million or 17.7% from $1.7 million in 1996 to $2.0 million in 1997. The higher expense was due to a planned increase in testing and development expenditures for automotive products, and for the development of new fibers. Research and development expenses as a percentage of net sales were 2.5% in 1996 and 3.0% in 1997.

           Operating income decreased by $1.8 million, or 10.5%, from $17.1 million in 1996 to $15.3 million in 1997. Operating income as a percentage of net sales decreased from 25.2% in 1996 to 23.5% in 1997, as a result of the factors previously indicated.

           Interest expense was $9.5 million in 1997, compared to zero in 1996 as a result of borrowings in connection with the Recapitalization. Interest expense as a percentage of net sales was 14.5% in 1997.

           Provision for income taxes decreased $4.7 million, or 66.2%, from $7.1 million in 1996 to $2.4 million in 1997. The effective income tax rate decreased from 41.5% in 1996 to 40.9% in 1997, primarily as a result of lower losses in the foreign subsidiaries, with no increase in tax liability.

           Net income decreased by $6.5 million, or 65.0%, from $10.0 million in 1996 to $3.5 million in 1997, as a result of factors previously indicated. Net income as a percentage of net sales decreased from 14.8% in 1996 to 5.4% in 1997.

           Liquidity and Capital Resources
           -------------------------------

           During the nine-month period ended September 30, 1997, the Company's cash flows from operating activities increased by $0.7 million or 5.8%, from $12.0 million in 1996 to $12.7 million in 1997. This increase was the result of reductions in the levels of working capital and higher depreciation and amortization expense offset in part by lower net income resulting from interest expense in the period, lower sales volumes and other factors discussed previously.

           Cash outflows from investing activities increased by $1.5 million, or 28.3%, from $5.4 million in 1996 to $6.9 million in 1997. This decrease was due to higher capital spending on the expansion project at the New Carlisle, Indiana, facility offset somewhat by lower capital spending at other facilities and reduced software expenditures.

           Cash outflows from financing activities increased by $1.0 million from $5.7 million in 1996 to $6.7 million in 1997. During 1997 the Company made a voluntary prepayment of principal of $7.0 million on its Term Loan and borrowed $0.3 million against its $20 million revolving credit facility. The $0.3 million borrowing was repaid in full during the first week of October, 1997.

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

             None.

ITEM 5.      OTHER INFORMATION

             None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits
             --------

             2.1*         Unifrax Corporation Recapitalization Agreement

             3.1*         Certificate of Incorporation of the Registrant

             3.1a Consent of Stockholders for Amendment of Certificate of Incorporation

             3.1b         Certificate of Amendment to Certificate of
                          Incorporation

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

             10.1* Form of Loan and Security Agreement among Unifrax Corporation, Bank of America Illinois and the lenders party thereto (Credit Agreement)

             10.1a**      First Amendment to Loan and Security Agreement

             10.2*        1996 Stock Option Plan

             10.2a**      Unifrax Corporation Noncompetition Agreement

             10.3*        Lease relating to Tonawanda plant

             10.4*        Lease relating to Amherst plant

             10.5*        Sanborn Lease

             10.6* Covenant Not to Compete between The British Petroleum Company p.l.c., its affiliates, and the Unifrax Corporation and Societe Europeenne des Produits Refractaires, and its affiliates (portions of this Exhibit have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment)

             10.7* Product Distribution Agreement between the Unifrax Corporation and Societe Europeenne des Produits Refractaires (portions of this Exhibit have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment)

             10.8* Distributed Product License Agreement between the Unifrax Corporation and Societe Europeenne des Produits Refractaires (portions of this Exhibit have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment)

             10.9* License Agreement between the Unifrax Corporation and Societe Europeenne des Produits Refractaires (portions of this Exhibit have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment)

             10.10* Trademark License and Consent Agreement between the Unifrax Corporation and Societe Europeenne des Produits Refractaires

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

             10.13*       Form of Covenant Not to Compete between Holding and BP

             10.14* Form of Stockholders Agreement among the Company, BPX and Holding

             10.14a Amendment to Stockholders Agreement dated September 30, 1997, among the Company, BP Exploration (Alaska), Inc. and Holding

             10.14b Stock Purchase Agreement dated September 30, 1997, between the Company and Holding

             10.14c Stock Purchase Agreement dated September 30, 1997, between the Company and BP Exploration (Alaska), Inc.

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



                                              UNIFRAX CORPORATION



                                              By: /s/ William P. Kelly
                                                 ---------------------------
                                              William P. Kelly, President and
                                              Chief Executive Officer


                                              By: /s/ Mark D. Roos
                                              ------------------------------
                                              Mark D. Roos, Vice President
                                              and Chief Financial Officer