Form 10KSB
period 1997-12-31
UNIFRAX INVESTMENT CORP
filed 1998-03-30
CIK 1021285

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1997

                             Commission File Number:

                               UNIFRAX CORPORATION
             (Exact name of registrant as specified in its charter)



                                    Delaware
                 (State or other jurisdiction of incorporation)

                                   34-1535916
                      (I.R.S.Employer Identification No.)

                    2351 Whirlpool Street, Niagara Falls, NY
                                   14305-2413
                    (Address of principal executive offices)
                                   (Zip Code)
                    Registrant's telephone number, including
                            area code: (716) 278-3800

                   -------------------------------------------

                    SECURITIES REGISTERED PURSUANT TO SECTION
                                12(g) OF THE ACT:

                           10.5% Senior Notes Due 2003



                    SECURITIES REGISTERED PURSUANT TO SECTION
                             12(b) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      --

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]
                                    ---

Documents Incorporated By Reference: None.

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

         The Company's operations in Tonawanda, New York, in early 1997 became certified under the International Quality Standard, ISO 9000, and the rigorous U.S. automotive standard, QS 9000.

         In late 1997 the Company successfully brought into service its expanded furnacing capability at its New Carlisle, Indiana, facility. At a cost of over $14 million, this project was undertaken as a strategic move to meet the anticipated growing demand for ceramic fiber products.


RAW MATERIALS

         Although the Company purchases some of its raw materials from sole suppliers, substitute materials are available from other suppliers on similar terms. Supplier changes would require some level of product and process qualification, but there are no technical barriers identified. The exception is vermiculite, a mineral which is an important raw material in the manufacture of XPE(TM) which is used in automotive catalytic converter gaskets. The Company currently purchases the majority of its requirements of vermiculite from one supplier in China and the balance from a U.S. supplier. Because vermiculite from the Chinese source has superior performance qualities, the Company believes that over the next two to three years, both it and its competitors will continue to rely on the Chinese source.

RESEARCH AND DEVELOPMENT

         The research and development group, located at the Company's headquarters, operates in a 9,500 square foot laboratory, including facilities for pilot plant development and traditional research and development activities.

         The Company has maintained a strong financial commitment to its research and development program. Research and development expense constituted approximately 2.5% and 3.1% of net sales during the years 1996 and 1997, respectively.

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

         In the absence of a specific U.S. government standard regulating ceramic fiber exposure, several years ago the industry adopted a recommended exposure guideline ("REG") of one fiber per cubic centimeter of air. Scientific data available to date has been regarded as insufficient for the purpose of defining a specific exposure threshold of acceptably low risk for humans. The industry's voluntary exposure guideline provides a quantitative basis to measure progress in implementing PSP objectives to seek continuous reduction in fiber exposure through initiatives that are technically and economically feasible. During 1997 several participants in the industry, including the Company, voluntarily reduced the REG from one fiber per cubic centimeter to one-half fiber per cubic centimeter based on prudence and not significant risk.

         Over time, health research data have been used by various organizations to classify certain man-made fibers. For example, classification terms, such as "possible" (International Agency for Research on Cancer, "IARC"), "probable" (EPA and Health Canada, "HC"), "reasonably anticipated" (National Toxicology Program, "NTP"), and "suspected" (proposed by the American Conference of Governmental Industrial Hygienists, "ACGIH") reflect the view of each organization as to the potential carcinogenicity of ceramic fiber and/or other MMVFs. Each of these classifications reflect concern for human health and uncertainty regarding the potential for airborne ceramic fiber to affect occupational health adversely. These classification determinations have not been followed by exposure standards in the U.S., although the ACGIH recently proposed exposure standards for public comment.

Some regulators in other countries have adopted a variety of regulatory thresholds. Member States of the European Union voted in November 1997 to classify ceramic fiber as "Category 2: Substances which should be regarded as if they are carcinogenic to man" on the basis of animal studies, although refractory ceramic fiber exposure has not been associated with any respiratory disease in humans. If the U.S. were to adopt legislative or regulatory standards severely restricting the use of ceramic fiber or severely limiting fiber exposure, a material adverse effect on the Company's business could result.

ENVIRONMENTAL REGULATION

         The Company's operations and properties are subject to a wide variety of foreign, federal, state and local laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contamination in the environment, and the health and safety of employees and other persons. As such, the nature of the Company's operations exposes it to the risk of claims with respect to environmental protection and health and safety matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Reference is made to the information included in Note 15 to the consolidated financial statements included in this Form 10-K, and to information appearing under the headings "Health and Safety Indemnity" and "Environmental Indemnity" provided under Item 13 of this Form 10-K, which are hereby incorporated herein by reference.

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

EMPLOYEES

         As of December 31, 1997, the Company employed approximately 400 persons on a full-time basis, Approximately 60 employees at the Company's Tonawanda plant are members of the Oil, Chemical and Atomic Workers union.

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

         The following table provides a description of the Company's principal facilities.


                     Approximate
Plant Site           Square Feet     Status   Use
----------           -----------     ------   ---
New Carlisle, IN     230,000         Owned    Bulk ceramic fiber, blankets,
                                              modules, boards

Tonawanda, NY        144,000         Leased   Papers, felts, boards, XPE(TM),
                                              porosity-controlled paper

Amherst, NY           42,000         Leased   Woven and spun textiles

Sanborn, NY           10,000         Leased   Fibermax(R)high temperature fiber

Niagara Falls, NY     33,000         Owned    Headquarters, research laboratory

ITEM 3. LEGAL PROCEEDINGS

         Reference is made to the information included in Note 15 to the consolidated financial statements of the Company included under Item 8 in this Form 10-K, which is hereby incorporated herein by reference.

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

                                                        Year Ended December 31,
                                    1993         1994            1995          1996           1997
                                    ----         ----            ----          ----           ----
                                                        (Dollars in Thousands)
STATEMENT OF INCOME DATA:
Net sales                           $67,692       $76,246         $84,064       $91,631        $87,111

Income before interest, taxes
     and cumulative effect of
     change in accounting
     principle                       13,539        17,708          21,448        22,429         20,039
Interest expense                          0             0               0         2,246         12,537
Provision for income taxes            5,611         7,256           8,743         8,543          1,937
                                    -------       -------         -------       -------         ------
Income before cumulative
     effect of change in
     accounting principle             7,928        10,452          12,705        11,640          5,565
Cumulative effect of change
     in accounting principle         (2,658)(a)        --              --            --             --
                                    -------       -------         -------       -------        -------
Net income                          $ 5,270       $10,452         $12,705       $11,640        $ 5,565
                                    =======       =======         =======       =======        =======

OTHER DATA:
EBITDA(b)                           $17,510       $21,928         $25,749       $26,520        $25,362
Depreciation and amortization         3,971         4,220           4,301         4,091          5,323
Cash Flows From Operating
     Activities                      10,172        11,324          18,925        18,631         13,987
Cash Flows From Investing
     Activities                      (2,950)       (2,578)         (3,593)       (8,579)        (9,276)
Cash Flows From Financing
     Activities                      (7,134)       (8,743)        (15,393)       (9,191)        (5,250)

                                                        Year Ended December 31,
                                    1993         1994            1995          1996           1997
                                    ----         ----            ----          ----           ----
                                                        (Dollars in Thousands)

BALANCE SHEET DATA (AT PERIOD
     END):
Working capital                     $13,583       $16,688         $14,763       $14,022        $12,921
Long Term Debt                            0             0               0       127,750        122,500
Total assets                         55,105        56,897          54,239        93,391         90,462
Total liabilities                    18,634        18,943          18,815       147,455        136,641
Parent company
     investment(c)                   36,471        37,954          35,424            --             --
Stockholders' Deficit(c)                 --            --              --       (54,064)       (46,179)

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

(c) Prior to consummation of the Recapitalization, the Company was accounted for as a division of Carborundum rather than as a subsidiary, and had no separately identifiable equity other than an amount equal to its net assets captioned as "parent company investment." In connection with the Recapitalization, this investment was eliminated and replaced by stockholders' deficit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         Statements included in this Management Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and of Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written statements may be made by the Company from time to time, and such statements may be included in documents filed with the Securities and Exchange Commission. Such forward looking statements involve risks and uncertainties which could cause results or outcomes to differ materially from those expressed in such forward looking statements. Among the important factors on which such statements are based are assumptions concerning the continuing strength of the ceramic fiber market on which the Company is substantially dependent, changing prices for ceramic fiber products, acceptance of new products, the status of health and safety issues affecting the ceramic fiber industry in general and the Company in particular, the Company's continuing ability to operate under the restrictions imposed by the substantial indebtedness which it is subject to, the risks associated with international operations, the impact of environmental regulations on the Company's operations and property and related governmental regulations, and the continuing availability of certain raw materials, including vermiculite which is purchased from a source in China.

GENERAL

         The following section should be read in conjunction with the other information set forth in this document, including the financial statements and the notes thereto.

RESULTS OF OPERATIONS
                                         Year Ended December 31,
                                     1995              1996             1997

Net sales                           100.0%            100.0%           100.0%
Cost of goods sold                   48.3              50.9             50.7
                                    -----             -----            -----
Gross profit                         51.7              49.1             49.3
Selling and distribution             13.8              14.1             14.9
Administration                        7.4               7.8              8.3
Allocated corporate charges           3.2               0.4                -
Research & development                2.9               2.5              3.1
                                    -----             -----            -----
Operating income                     24.4              24.4             23.0

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     Net sales decreased $4.5 million or 4.9% from $91.6 million in 1996 to $87.1 million in 1997. Strong demand for bulk fibers to the automotive, metals, and specialties sectors and growth in specialty products for fire protection were offset by lower sales in some traditional blanket applications and in porosity-controlled products. Sales of porosity controlled products were affected by the controversy during 1997 regarding airbag safety, which resulted in announcements of design changes. Also, to reduce end-user cost, the Company changed the product form being sold to certain customers.

     Gross profit declined by $2.0 million, or 4.5%, from $45.0 million in 1996 to $43.0 million in 1997. Gross profit as a percentage of net sales increased slightly from 49.1% in 1996 to 49.3% in 1997. The decline in gross profit was due to the lower sales volume and downward pressure on prices in the automotive market and on some of the larger projects in traditional markets.

     Selling and distribution expenses increased by $0.1 million or 1.0%, from $12.9 million in 1996 to $13.0 million in 1997 as a result of inflation, offset partially by the effects of the lower sales volume. Selling and distribution expense as a percentage of net sales increased from 14.1% in 1996 to 14.9% in 1997.

     Administration expenses and allocated corporate charges decreased by $0.3 million or 3.6% from $7.5 million in 1996 to $7.2 million in 1997, due to the elimination of the allocated corporate charges. Allocated corporate charges were recognized for only two months of 1996, as the Saint-Gobain Sale was completed on February 29, 1996. Subsequent to the Sale, the Company began purchasing services on an arm's length basis from unrelated third parties, or providing the services internally. The arm's length purchases of services are included under "Administration." Administration expenses as a percentage of net sales were 8.2% in 1996 and 8.3% in 1997.

     Research and development expenses increased by $0.4 million or 18.6% from $2.3 million in 1996 to $2.7 million in 1997. The higher expense was due to a planned increase in testing and development expenditures for automotive products, and for the development of new fibers. Research and development expenses as a percentage of net sales were 2.5% in 1996 and 3.1% in 1997.

     Operating income decreased by $2.3 million, or 10.4%, from $22.3 million in 1996 to $20.0 million in 1997. Operating income as a percentage of net sales decreased from 24.4% in 1996 to 23.0% in 1997, as a result of the factors previously indicated.

     Interest expense increased by $10.3 million, or 458.2%, from $2.2 million in 1996 to $12.5 million in 1997 as a result of borrowings in connection with the Recapitalization, which occurred in October 1996. Interest expense as a percentage of net sales increased from 2.5% in 1996 to 14.4% in 1997.

     Provision for income taxes decreased $6.6 million, or 77.6%, from $8.5 million in 1996 to $1.9 million in 1997. The effective income tax rate decreased from 42.3% in 1996 to 25.8% in 1997, due to the recognition of $1.0 million of deferred tax assets resulting from the Recapitalization which were previously unrecognized.

     Net income decreased by $6.0 million, or 51.7%, from $11.6 million in 1996 to $5.6 million in 1997, as a result of factors previously indicated. Net income as a percentage of net sales decreased from 12.7% in 1996 to 6.4% in 1997, as a result of the factors discussed above.

     EBITDA decreased by $1.1 million, or 4.4%, from $26.5 million in 1996 to $25.4 million in 1997. The decrease in EBITDA is attributable to the factors affecting operating income which were discussed above, offset partially by an increase in depreciation and amortization from $4.1 million in 1996 to $5.3 million in 1997, resulting from the capacity expansion in New Carlisle and a full year of amortization of deferred financing costs associated with the Recapitalization. EBITDA as a percent of net sales increased from 28.9% in 1996 to 29.1% in 1997.

     Capital Expenditures increased $1.1 million, or 14.0%, from $8.3 million in 1996 to $9.4 million in 1997, due to the timing of investment in capacity expansion in New Carlisle. Capital expenditures included projects to replace worn equipment, to improve efficiency, and to add capacity. Working capital decreased from $14.0 million in 1996 to $12.9 million in 1997. Lower receivables and inventories were offset by the effect of lower payables, lower accrued expenses, and the conversion of the advance from affiliates to preferred stock.

     Cash flows from operating activities decreased $4.6 million, or 24.9%, from $18.6 million in 1996 to $14.0 million in 1997 as a consequence of the lower net income discussed above. Cash outflows from investing activities increased $0.7 million from $8.6 million in 1996 to $9.3 million in 1997 due to increased capital expenditures. Cash outflows from financing activities decreased $3.9 million from $9.2 million in 1996 to $5.3 million in 1997 as there was no repeat during 1997 of the outflows associated with the Recapitalization.

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

LIQUIDITY AND CAPITAL RESOURCES

         In conjunction with the Recapitalization and sale to Unifrax Holding, the Company entered into a Credit Agreement pursuant to which the Company has available to it a $25.0 million term loan and a $20.0 million revolving credit facility. The revolving credit facility is available for working capital and other corporate purposes. Loans under the Credit Agreement bear interest at a rate based upon LIBOR or the lender's prime rate plus a negotiated margin. In addition, the Company issued to BP Exploration (Alaska), Inc. a subordinated $7.0 million note bearing interest at prime, with principal repayment due October, 1999. The Company also incurred $100 million of long term indebtedness in the form of an indenture for senior notes at 10.5% per annum as part of the Recapitalization and sale. Both the indenture and the Credit Agreement contain certain restrictive covenants including requirements that the Company meet certain financial ratio tests and limitations on the ability of the Company to incur additional indebtedness. At December 31, 1997, the Company was in compliance with all Credit Agreement and Indenture covenants.

         As a result of a post closing working capital adjustment between BP and Holding, BP paid Holding $2.50 million in December 1996. Holding subsequently advanced the Company $2.25 million, which the Company then used to further reduce its then outstanding $25.0 million term loan. In September 1997 the advance from Holding was converted to 6% cumulative preferred stock.

         During 1997 the Company made voluntary prepayments of principal totalling $7.7 million on its Term Loan thereby reducing the balance outstanding from $20.75 million at December 31, 1996 to $13.0 million at December 31, 1997. As a result of these actions, the Company will have no mandatory third party principal payments due in 1998. As of December 31, 1997 the Company borrowed $2.5 million against its $20.0 million revolving credit facility.

         Management believes that cash flows from operations and the available credit facility will be sufficient to fund operating and capital expenditure needs for 1998.

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

         As of October 30, 1996, the Company entered into a tax sharing agreement with Holding. The results of its operations are now included in the consolidated U. S. corporate income tax return of Holding. The Company's provision for income taxes is computed as if the Company filed its annual tax returns on a separate Company basis. The current portion of the income tax provision will be satisfied by a payment to or from Holding.

         The Unifrax Corporation Recapitalization Agreement provided for an election to have the Recapitalization treated as an asset purchase for income tax purposes, with a resulting increase in the tax basis of assets. The historical cost basis of assets and liabilities was retained for financial reporting purposes. As a result, the Company recognized a deferred tax asset of approximately $31,266,000 (net of a valuation allowance of approximately $15,000,000). The valuation allowance was established based upon management's current estimate of the realization of the deferred tax asset. Also, as a result of the Recapitalization, the Company is eligible to receive a refundable state investment tax credit of approximately $625,000.

At December 31, 1997, the Company had Federal and state net operating loss carryforwards totaling approximately $10,900,000 which will be available to offset future taxable income. These net operating loss carryforwards expire in 2011 through 2012.

LEGAL PROCEEDINGS

Reference is made to the information included in Note 15 to the consolidated financial statements of the Company included under Item 8 in this Form 10-K, which is hereby incorporated herein by reference.

IMPACT OF YEAR 2000

Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time- sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $250,000, which includes $100,000 for the purchase of new software or equipment that will be capitalized and $150,000 that will be expensed as incurred. To date, the Company has incurred and expensed approximately $75,000, primarily for assessment of the Year 2000 issue and the development of a modification plan.

The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

The Company has not been able to identify any probable indirect material adverse impact on its operations or financial condition likely to result from the effects of Year 2000 problems on its vendors, customers, agents or other third parties, but its ability to assess such effects is extremely limited and the failure of third parties to appropriately address Year 2000 problems could have material adverse effects on the company.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                                                        Page in
                                                                       Form 10K

Report of Independent Auditors......................................... 13
Consolidated Balance Sheets as of December 31, 1996 and 1997........... 14
Consolidated Statements of Income for the Years Ended
     December 31, 1995, 1996 and 1997.................................. 15
Consolidated Statements of Parent Company Investment and Stockholders'
     Deficit for the years ended December 31, 1995, 1996, and 1997..... 16
Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1995, 1996 and 1997.................................. 17
Notes to Consolidated Financial Statements ............................ 18

                          Report of Independent Auditors


Board of Directors
Unifrax Corporation


We have audited the accompanying consolidated balance sheets of Unifrax Corporation as of December 31, 1996 and 1997, and the related consolidated statements of income, parent company investment and stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unifrax Corporation at December 31, 1996 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       /s/      ERNST & YOUNG LLP

Buffalo, New York
February 27, 1998

                               Unifrax Corporation

                           Consolidated Balance Sheets


                                                                                        December 31
                                                                                 1996               1997
                                                                                 ----               ----
                                                                                      (In Thousands)
ASSETS
Current assets:
     Cash                                                                        $    898           $    359
     Accounts receivable, trade, less allowances of $1,202
         and $1,254, respectively                                                  13,231             12,095
     Accounts receivable, other                                                       625                625
     Inventories                                                                   10,091              7,885
     Deferred income taxes                                                          5,395              2,320
     Prepaid expenses and other current assets                                        294                411
                                                                                 --------           --------

Total current assets                                                               30,534             23,695

Property, plant and equipment, net                                                 33,939             37,516
Deferred income taxes                                                              23,576             24,849
Organization costs, net of accumulated amortization
     of $129 and $891, respectively                                                 4,792              4,030
Other assets                                                                          550                372
                                                                                 --------           --------
                                                                                 $ 93,391           $ 90,462
                                                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT Current liabilities:
     Accounts payable                                                            $  5,831           $  3,206
     Accrued expenses                                                               8,431              7,568
     Amounts due affiliates                                                         2,250                  -
                                                                                 ---------          --------

Total current liabilities                                                          16,512             10,774

Long term debt                                                                    120,750            115,500
Note payable--affiliate                                                             7,000              7,000
Accrued postretirement benefit cost                                                 2,957              3,209
Other long-term obligations                                                           236                158
                                                                                 --------           --------

Total liabilities                                                                 147,455            136,641

STOCKHOLDERS' DEFICIT
Common  stock--$.01  par value;  shares  authorized--40,000  - December 31, 1997
     (50,000-December 31, 1996), shares
     issued and outstanding--20,000                                                     -                  -
Redeemable convertible cumulative preferred stock--voting;
     $.01 par value; shares authorized--10,000, shares issued
     and outstanding--1666.67 - December 31, 1997
     (none - December 31, 1996)                                                         -                  -
Additional paid-in capital                                                         40,020             42,520
Accumulated deficit                                                                (93,971)           (88,406)
Cumulative translation adjustment                                                     (113)              (293)
                                                                                  --------           --------

                                                                                   (54,064)           (46,179)
                                                                                  --------           --------
                                                                                 $ 93,391           $ 90,462
                                                                                 ========           ========

See accompanying notes to consolidated financial statements.

                               Unifrax Corporation

                        Consolidated Statements of Income


                                                         Year Ended December 31
                                                1995              1996             1997
                                                ----              ----             ----

NET SALES
Outside                                          $ 79,986          $ 90,954         $ 87,111
Affiliates                                          4,078               677                -
                                                 --------          --------         --------
                                                   84,064            91,631           87,111
OPERATING EXPENSES
Cost of goods sold                                 40,630            46,635           44,154
Selling and distribution                           11,579            12,881           13,007
Administration                                      6,189             7,135            7,223
Allocated corporate charges                         2,700               356                -
Research and development                            2,450             2,305            2,734
                                                 --------          --------          -------
                                                   63,548            69,312           67,118
                                                 --------          --------          -------

Operating income                                   20,516            22,319           19,993

Interest expense                                        -            (2,246)         (12,537)
Royalty income, net of related expenses               953               435              350
Other expense                                         (21)             (325)            (304)
                                                 --------          --------          --------
                                                      932            (2,136)         (12,491)
                                                 --------          --------          --------

Income before income taxes                         21,448            20,183            7,502
Provision for income taxes                          8,743             8,543            1,937
                                                 --------          --------          -------

NET INCOME                                       $ 12,705          $ 11,640          $ 5,565
                                                 ========          ========          =======

See accompanying notes to consolidated financial statements.

                               Unifrax Corporation

 Consolidated Statements of Parent Company Investment and Stockholders' Deficit

                                 (In Thousands)




                                              Additional                Cumulative      Total         Parent
                                                Paid-In    Accumulated  Translation  Stockholders'   Company
                                                Capital     Deficit     Adjustment     Deficit     Investment
                                               --------    -----------  -----------  ------------- ----------
Balance at January 1, 1995                      $      -     $      -     $     -      $      -     $37,954
Net income                                                          -           -             -           -
12,705
Net change in parent company advances                  -            -           -             -     (15,235)
                                                --------     --------     -------      --------    --------

Balance at December 31, 1995                           -            -           -             -      35,424
Net income for the period January 1,
     1996 to October 30, 1996                          -            -           -             -      11,006
Net change in parent company advances                  -            -           -             -      (6,038)
Recapitalization--Note 1                          40,020      (94,605)        (51)      (54,636)    (40,392)
Net income for the period October 31,
     1996 to December 31, 1996                         -          634           -           634           -
Foreign currency translation adjustment                -            -         (62)          (62)          -
                                                --------     --------      ------      --------      ------

Balance at December 31, 1996                      40,020      (93,971)       (113)      (54,064)          -

Net Income                                             -        5,565           -         5,565           -
Issuance of Preferred Stock                        2,500            -           -         2,500           -
Foreign currency translation adjustment                -            -        (180)         (180)          -
                                                --------     --------     -------      --------      ------

BALANCE AT DECEMBER 31, 1997                    $ 42,520     $(88,406)    $  (293)     $(46,179)     $    -
                                                ========     ========     =======      ========      ======

See accompanying notes to consolidated financial statements.

                               Unifrax Corporation

                      Consolidated Statements of Cash Flows



                                                               Year Ended December 31
                                                      1995              1996             1997
                                                      ----              ----             ----
                                                                   (In Thousands)
OPERATING ACTIVITIES
Net income                                             $ 12,705          $ 11,640          $ 5,565
Adjustments to reconcile net income to cash
     provided by operating activities:
     Depreciation and amortization                        4,301             4,091            5,323
     Provision for deferred income taxes                     28               214            1,802
     Provision for pension expense                          149                52                -
     Loss on sales of property, plant
         and equipment                                       88               251               20
     Changes in operating assets and liabilities:
         Accounts receivable                              1,402             1,042            1,136
         Inventories                                        119            (2,390)           2,206
         Prepaid expenses and other current assets          (29)             (113)            (117)
         Accounts payable and accrued expenses               54             3,447           (1,942)
         Accrued postretirement benefit cost                108               311              252
         Other long term liabilities                          -                86              (78)
         Other                                                -                 -             (180)
                                                       --------          --------         --------
Cash provided by operating activities                    18,925            18,631           13,987

INVESTING ACTIVITIES
Capital expenditures                                     (3,404)           (8,267)          (9,421)
Deferred software and other costs                          (294)             (175)               -
Proceeds from sales of property, plant and
     equipment                                              105                90              145
Other investing activities                                    -              (227)               -
                                                       --------          --------         --------
Cash used in investing activities                        (3,593)           (8,579)          (9,276)

FINANCING ACTIVITIES
Cash transfers to parent company, net                   (15,393)           (7,272)               -
Borrowings under revolving loan                               -                 -           19,350
Repayments of revolving loan                                  -                 -          (16,850)
Long term borrowings                                          -           125,000                -
Repayments of long-term borrowings                            -            (4,250)          (7,750)
Increase in amounts due affiliates                            -             2,250                -
Recapitalization payment                                      -          (120,000)               -
Organization costs                                            -            (4,919)               -
                                                       --------         ---------         --------
Cash used in financing activities                       (15,393)           (9,191)          (5,250)
                                                       --------         ---------         --------
Net (decrease) increase in cash                             (61)              861             (539)
Cash--beginning of year                                      98                37              898
                                                       --------         ---------         --------
CASH--END OF YEAR                                      $     37         $     898         $    359
                                                       ========         =========         ========

See accompanying notes to consolidated financial statements.

                               Unifrax Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1997


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

On October 30, 1996, the Company completed a comprehensive recapitalization (the "Recapitalization"). Pursuant to the Recapitalization, Unifrax redeemed 80% of its common stock held by BP in exchange for a written promise to pay an aggregate of $120 million of cash (the "Interim Obligation") and a note payable in the amount of $7 million. Concurrent with the Recapitalization, Kirtland Capital Partners II L.P. ("Kirtland") established two wholly-owned subsidiaries, Unifrax Investment Corp. ("Investment") and Unifrax Holding Co. ("Holding"). In this regard, Investment issued $100 million of senior, unsecured indebtedness and Holding purchased 90% of the remaining stock of Unifrax that was owned by BP. Subsequent to the transactions described above, Investment was merged with the Company. The proceeds of the $100 million senior, unsecured indebtedness and borrowings of $25 million under Unifrax's Loan and Security Agreement (see Note
6) were used to repay the Interim Obligation and to pay certain transaction costs and fees. As a result of the Recapitalization, Holding and BP own 90% and 10%, respectively, of the Company.

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

Certain amounts for 1995 and 1996 have been reclassified to conform to the 1997 presentation.

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

During the year ended December 31, 1995 and the two month period ended February 29, 1996, the Company's sales to businesses included as part of this sale amounted to $4,078,000 and $677,000, respectively.

In connection with this sale, BP and SEPR entered into various agreements regarding the ongoing relationship between the Unifrax and SEPR subsequent to the closing of the transaction. These agreements, which expire March 1, 2001, with certain exceptions, prohibit the Company from competing with SEPR outside of North America. In addition, SEPR will perform certain die cutting operations for the Company, and the Company must provide SEPR with certain specified technical services and product information for which, in certain circumstances, the Company will receive a royalty.

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

ACCOUNTS RECEIVABLE

The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

INVENTORIES

Inventories are stated at the lower of cost or market. The cost of substantially all inventories is determined by the last-in, first-out method (LIFO).

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

IMPAIRMENT OF LONG LIVED ASSETS

The Company reviews asset carrying amounts whenever events or circumstances indicate that such carrying amounts may not be recoverable. When considered impaired, the carrying amount of the asset is reduced, by a charge to income, to its current fair value.

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

As of October 30, 1996, the Company entered into a tax sharing agreement with Holding. The results of its operations are currently included in the consolidated U.S. corporate income tax return of Holding. The Company's provision for income taxes is computed as if the Company filed its annual tax returns on a separate company basis. The current portion of the income tax provision will be satisfied by a payment to or from Holding.

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

CERAMIC FIBER HEALTH STUDIES

The Company performs ongoing employee health studies and conducts tests as part of new product research and development. The cost of ceramic fiber health studies are expensed as incurred. Amounts charged to operations during the years ended December 31, 1995, 1996 and 1997 relating to the cost of these health studies amounted to $1,329,000, $1,559,000 and $1,253,000, respectively, and are included in administration expense in the accompanying statements of income.

ACCOUNTING FOR STOCK BASED COMPENSATION

The  Company   accounts  for  stock  options   granted  under  its   stock-based
compensation plan in accordance with the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as allowed under Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123"). Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4. INVENTORIES

Major classes of inventories are as follows:
                                     December 31
                              1996               1997
                              ----               ----
                                   (In Thousands)

Raw material and supplies       $ 1,722            $ 1,598
In-process                        1,758              1,551
Finished product                  6,041              4,410
                                -------            -------
                                  9,521              7,559
Adjustment to LIFO cost             570                326
                                -------            -------
                                $10,091            $ 7,885
                                =======            =======

The cost of inventories determined on the LIFO method exceeds the current cost of inventories principally as a result of reduced manufacturing costs.

Certain of the  Company's  products  contain  vermiculite,  which is a naturally occurring mineral. The Company purchases a majority of its vermiculite requirements from a source in China and the balance from a source in the United States. As a result of the superior performance qualities of the Chinese vermiculite, the Company believes that it will be reliant upon the Chinese source during at least 1998 and 1999.

5.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                      December 31
                                                 1996              1997
                                                 ----              ----
                                                     (In Thousands)

Land and land improvements                      $1,532           $1,974
Buildings                                       14,547           18,589
Machinery, equipment, furniture and fixtures    38,809           48,909
Construction in progress                         9,225            1,435
                                              --------           --------
                                                64,113            70,907
Less accumulated depreciation                  (30,174)          (33,391)
                                              --------           -------
                                              $ 33,939          $ 37,516
                                              ========          ========

For the years ended December 31, 1995, 1996 and 1997, depreciation expense amounted to $4,008,000, $3,910,000 and $4,383,000, respectively.

6. LONG TERM DEBT AND NOTE PAYABLE -- AFFILIATE

Long term debt consists of the following:
                                            December 31
                                        1996            1997
                                           (In Thousands)

10 1/2% Senior Notes due 2003      $ 100,000        $ 100,000
Loan and Security Agreement
     Term loan                        20,750          13,000
     Revolving loan                        -           2,500
                                   ---------           -----
LONG TERM DEBT                     $ 120,750        $115,500
                                   =========         =======

The Company's Loan and Security Agreement dated as of October 30, 1996 ("Security Agreement") enables the Company to borrow up to $45,000,000 as follows: a term loan of $25,000,000 (reduced by repayments subsequent to October 30, 1996) and revolving loans plus letter of credit obligations not to exceed $20,000,000. Interest rates on the revolving loan and term loan range from LIBOR plus 1.25% to LIBOR plus 2.0%, as defined. A fee of .25% is charged on the average daily amount by which the revolving credit amount available exceeds the outstanding principal balance of revolving loans plus the letter of credit obligations. As of December 31, 1997, the Company had a letter of credit in effect of $624,000 as required by the State of New York for Worker's Compensation. The weighted average interest rate on the obligations outstanding at December 31, 1997 was 7.68% (7.53% at December 31, 1996). All outstanding amounts under the Security Agreement mature October 2001.

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

The note payable--affiliate accrues interest, payable annually, at the prime lending rate (8.50% at December 31, 1997; 8.25% at December 31, 1996). This obligation matures in October, 1999.

Maturities of long-term debt and note payable--affiliate are $0 in 1998, $10,750,000 in 1999, $9,000,000 in 2000, $2,750,000 in 2001, and $0 in 2002.

Interest payments made in 1996 and 1997 amounted to $106,000 and $12,417,000, respectively.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1996 and 1997, the carrying amount and the fair value of the Company's financial instruments were as follows. Bracketed amounts in the carrying amount column represent liabilities for potential cash outflows. Bracketed amounts in the fair value column represent estimated cash outflows required to currently settle the financial instrument at current market rates.


                                                          December 31
                                                 1996                      1997
                                                 ----                      ----
                                   Carrying          Fair         Carrying         Fair
                                    Amount           Value          Amount         Value
                                   --------          -----         -------         -----
                                                        (In Thousands)
Assets:
     Cash and cash equivalents    $     898       $     898      $     359      $     359

Liabilities:
     Long-term debt (including
         current maturities)       (127,750)       (130,250)      (122,500)      (127,500)

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments. The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value. The fair value of the Company's senior notes were estimated using quoted prices. The fair value of variable rate loans approximate carrying amounts.


8. RELATED PARTY TRANSACTIONS

Prior to the Saint-Gobain Sale (see Note 2), certain support services, such as information systems, credit and collections, payroll, corporate communications and health, safety, and environmental quality were provided to all domestic Unifrax businesses on a centralized basis by Carborundum. Costs for these services were allocated based on usage. The Company was charged for such services in the amount of $1,191,000 and $168,000 for the year ended December 31, 1995 and the two month period ended February 29, 1996, respectively.

In addition, certain other indirect administrative expenses of Unifrax, as well as research and development activities, except those research and development activities relating specifically to ceramic fiber businesses, were allocated to the businesses by Carborundum, either based on the level of service provided or based on the overall cost structure of Unifrax. Amounts allocated to the Company amounted to $2,700,000 and $356,000 for the year ended December 31, 1995 and the two month period ended February 29, 1996, respectively.

In the opinion of management, charges and allocations were determined on a reasonable basis; however, they are not necessarily indicative of the level of expenses which might have been incurred had the Company been operating as a stand-alone entity. Management estimates the cost for these services on a stand-alone basis would have been approximately $1,700,000 for the year ended December 31, 1995.

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

Prior to the Recapitalization (see Note 1), the Company's property, product and certain other loss exposures were insured through insurance premiums paid to indirect wholly-owned insurance subsidiaries of BP. In addition, the Company was self-insured for all workers' compensation loss exposures. Insurance premiums charged to operations for these various insurance categories during the year ended December 31, 1995 and the period from January 1, 1996 to October 30, 1996 amounted to $117,000 and $211,000, respectively. Management estimates the cost for these insurance categories on a stand-alone basis would have been approximately $800,000 per annum for the years ended December 31, 1995 and 1996.

The Company historically performed research and development activities for all Carborundum ceramic fiber businesses and performed certain research and development services for a joint venture affiliated with Carborundum. The Company granted licenses to the ceramic fiber businesses located outside of North America and to the joint venture to use the technology developed and charged a royalty based upon the level of sales of products manufactured at such businesses. The amounts charged to these businesses totaled $884,000 and $148,000 for the year ended December 31, 1995 and the two month period ended February 29, 1996, respectively, and is included in royalty income, net of related expenses, in the accompanying statements of income. As discussed in Note 2, the Company, for a period of five years ending on March 1, 2001, will continue to provide ceramic fiber businesses located outside of North America with specified technical services and product information for which, in certain situations, the Company will receive a royalty.

The Company periodically entered into product purchase transactions with certain BP affiliates. Purchases from such entities during the years ended December 31, 1995 and 1996 totaled $1,073,000 and $331,000, respectively.

During 1996, the Company paid Kirtland a financing fee of $500,000 as compensation for its services as financial advisor. In addition, Kirtland and the Company entered into an Advisory Services Agreement pursuant to which Kirtland will provide management consulting and financial advisory services to the Company for an annual fee initially in the amount of $300,000. The Company paid $50,000 in 1996 and $300,000 in 1997 to Kirtland in connection with the Advisory Services Agreement.

As a consequence of the Recapitalization, Holding advanced the Company $2,250,000 in December, 1996. During 1997 this advance was converted to 1,500 shares of 6% cumulative preferred stock. To preserve its 10% ownership in the Company, BP subsequently exchanged interest owed to it on the Note payable-affiliate for 166.67 shares of 6% cumulative preferred stock.


9. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                          1996        1997
                                                          ----        ----
                                                          (In Thousands)

Accrued compensation and employee benefits             $ 2,437     $ 2,963
Ceramic fiber product stewardship and monitoring         1,098         618
Interest                                                 2,127       2,028
Other                                                    2,769       1,959
                                                        ------      ------
                                                        $8,431     $ 7,568
                                                        ======     =======


10. RETIREMENT PLANS

Prior to the Recapitalization (see Note 1), the Company participated in defined benefit retirement plans sponsored by BPA. These defined benefit retirement plans were of two general types--flat dollar plans and salary related plans. Flat dollar plans, which are negotiated with unions, pay benefits based on length of service. Salary related plans, pertaining to all non-hourly employees, pay benefits based on length of service and level of compensation. Annual contributions were made to the defined benefit plans which at least equaled the amounts required by law. Contribution amounts were determined by independent actuaries using an actuarial cost method that had an objective of providing an adequate fund to meet pension obligations as they matured. The assets of these plans are held in U.S. and foreign equity securities, fixed income securities, interest bearing cash and real estate. Net pension expense allocated to the Company approximated $149,000 and $52,000 in 1995 and 1996, respectively. Amounts allocated were principally determined based on payroll.

Pursuant to the Recapitalization, for the salary related plan, BPA agreed to vest the affected employees in their accrued benefits under such plan as of the date of the Recapitalization ("Closing Date"). The Company, post the Recapitalization, does not sponsor a defined benefit retirement plan for salaried employees.

As required by the Recapitalization Agreement, during 1997, the Company established a qualified defined benefit pension plan (the "Mirror Plan") covering its hourly union employees previously covered by the BPA flat dollar plan. The accrued benefit liabilities and related assets pertaining to active employees under the flat dollar plan, effective as of the Closing Date, were transferred to the Mirror Plan and its related trust during the first quarter of 1998. The net periodic pension expense for this plan for the year ended December 31, 1997 included the following (in thousands).

Service cost -- benefits earned during the period        $ 43
Interest cost on projected benefit obligation              48
Actual return on plan assets                              (49)
Net amortization and deferral                              14
                                                         ----
NET PERIODIC PENSION COST                                $ 56
                                                         ====

The following table sets forth the Mirror Plan's funded status at December 31, 1997 (in thousands):

Actuarial present value of accumulated benefit obligation,
   including vested benefit obligation of $658           $ 773
                                                         =====

Projected benefit obligation                             $ 773
Plan assets at fair value                                  753
                                                         -----
Projected benefit obligation in excess of plan assets      (20)
Unrecognized net gain                                      (43)
                                                         -----
ACCRUED PENSION COST                                     $ (63)
                                                          =====

The projected benefit obligation is based on a weighted-average assumed discount rate of 7% and a weighted-average expected long-term rate of return on plan assets used to determine the expected return on plan assets in net periodic pension cost of 8%. Unrecognized gains and losses are amortized on a straight-line basis over a period approximating the average remaining service period for active participants.

Also during 1997 the Company established a qualified defined contribution, money-purchase pension plan for its salaried employees. Under the money-purchase plan, the Company contributes an amount equal to 2.5% of an employee's applicable annual compensation to investment accounts as directed by the employee. The annual expense for the money purchase plan in 1997 was $422,000.

The Company also sponsors a defined contribution 401(k) plan which is available to substantially all non-union employees of the Company. Company contributions, representing a 50% matching of employee contributions up to a maximum of 6% of the employee's base pay, amounted to $313,000, $314,000 and and $428,000 during the years ended December 31, 1995, 1996 and 1997, respectively.


11. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides certain health care and life insurance benefits for retired employees who meet eligibility requirements. Prior to the Recapitalization this was done through BPA. Those benefits are currently provided through insured arrangements. The Company's policy is to fund postretirement benefits as insurance premiums or claims become due. Amounts allocated to the Company by BPA for 1995 and the ten month period ended October 30, 1996 were principally determined based on employer information.

The following table summarizes the components of net periodic postretirement benefit expense allocated to the Company by BPA for 1995 and the ten months ended October 30, 1996 and the amount charged to expense for the two month period ended December 31, 1996, and the year ended December 31, 1997.

                                                             Year Ended December 31
                                                     1995          1996          1997
                                                     ----          ----          ----
                                                             (In Thousands)

Service cost--benefits earned                        $ 70          $115          214
Interest costs                                        265           247          134
Amortization of unrecognized net gain                   -             -           (84)
                                                     ----          ----          ----
NET PERIODIC POSTRETIREMENT BENEFIT EXPENSE          $335          $362         $264
                                                     ====          ====         ====

The following table presents the status of the unfunded postretirement benefit obligation and the amounts recognized in the Company's balance sheets:

                                                            December 31
                                                        1996               1997
                                                        ----               ----
                                                           (In Thousands)

Accumulated postretirement benefit obligation:
     Retirees                                         $    -             $   24
     Employees fully eligible                          1,035                662
     Other active employees                            1,151              1,582
                                                      ------             ------
                                                       2,186              2,268
Unrecognized net gain                                    771                941
                                                      ------             ------
ACCRUED POSTRETIREMENT BENEFIT COST                   $2,957             $3,209
                                                      ======             ======

Pursuant to the Recapitalization, BPA retained responsibility for all postretirement medical and/or life insurance coverage for retirees or other employees terminated prior to the Closing Date and for any employee who receives benefits under other plans as defined in the Agreement.

The accumulated postretirement benefit obligation is based on a weighted-average assumed discount rate of 7.0% at December 31, 1997 and 1996 and a projected long term compensation growth rate of 4.0% at December 31, 1997 and 1996. The assumed annual rate of future increase in per capita cost of health care benefits (health care cost trend rate) for 1997 and beyond is 6.0% for all beneficiaries. A one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1997 by approximately $42,000 and increase the annual aggregate service and interest cost by approximately $8,000.

Unrecognized  gains and losses are  amortized  on a  straight-line  basis over a
period   approximating   the  average   remaining   service  period  for  active
participants.

12. INCOME TAXES

The provision for income taxes consists of the following:

                         Year Ended December 31
                1995              1996             1997
                ----              ----             ----
                             (In Thousands)
Current:
     Federal       $6,900            $6,671           $  100
     State          1,815             1,658               35
                   ------            ------           ------
                    8,715             8,329              135
Deferred               28               214            1,802
                   ------            ------           ------
                   $8,743            $8,543           $1,937
                   ======            ======           ======

The provision for income taxes differs from the amount computed by applying the statutory income tax rate as follows:

                                                          Year Ended December 31
                                                      1995              1996             1997
                                                      ----              ----             ----
                                                              (In Thousands)

Income before income taxes at 35% for 1995 and
   1996; 34% for 1997                               $7,507            $7,064          $2,551
Permanent income tax disallowances                      51               274              66
State taxes, net of federal benefit                  1,185             1,078             291
Reduction of valuation allowance                         -                 -           (1,000)
Other                                                    -               127              29
                                                    ------            ------           -----
                                                    $8,743            $8,543          $1,937
                                                    ======            ======          ======

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1996 and 1997, the major components of deferred tax assets and liabilities were as follows:
                                                          December 31
                                              1996               1997
                                                   (In Thousands)
Deferred tax liabilities
     Deferred charges                           $  (172)           $  (109)

Deferred tax assets
     Tax goodwill and other intangible assets    30,321             28,344
     Property, plant and equipment                7,867              4,635
     Net operating loss carryforward              1,837              3,850
     Accrued liabilities                          1,273              1,835
     Accrued postretirement benefit cost          1,183              1,284
     Inventory                                      718                475
     Other                                          444                355
                                               --------            -------
Gross deferred tax assets                        43,643             40,778
Valuation allowance                              14,500             13,500
                                                -------            -------
Net deferred tax assets                          29,143             27,278
                                                -------            -------
NET DEFERRED TAX ASSET                          $28,971            $27,169
                                                =======            =======


The Recapitalization agreement provided for an election to have the Recapitalization (see Note 1) treated as an asset purchase for income tax purposes, with a resulting increase in the tax basis of assets. The historical cost basis of assets and liabilities was retained for financial reporting purposes. As a result, the Company recognized a deferred tax asset of approximately $31,266,000 (net of a valuation allowance of approximately $15,000,000). Also, as a result of the Recapitalization, the Company is eligible to receive a refundable state investment tax credit of approximately $625,000.

The amounts for December 31, 1996 above have been revised from those previously reported, based upon the final determination of the basis of assets and liabilities for income tax purposes. The amounts previously reported were based upon preliminary estimates. The subsequent revision had no impact on the reported net deferred tax assets.

At December 31, 1997, the Company has Federal and state net operating loss carryforwards totaling approximately $10,900,000 which will be available to offset future taxable income. These net operating loss carryforwards expire in 2011 through 2012. The Company paid $125,000 for income taxes during the year ended December 31, 1997. During the fourth quarter of 1997, the Company recognized a benefit of $1,000,000 for deferred tax assets previously unrecognized.

13. STOCK OPTIONS

Effective October 30, 1996 the Company established the Unifrax Corporation 1996 Stock Option Plan to make awards of stock options to officers and key employees for up to 1,505 shares of common stock. In 1996, 1,075 options were granted and were outstanding at December 31, 1996 and 1997. The options were granted at a price of $1,500 per share and vest in equal amounts over a four year period from the grant date. The options expire ten years after grant.

The Company has elected to account for its employee stock options in accordance with APB 25 and related interpretations, as permitted by SFAS 123. As a result, no compensation expense for employee stock options has been recognized in the financial statements. Companies electing to account for employee stock options in accordance with APB 25 must make pro forma disclosures of net income as if the fair value based method of accounting in SFAS 123 had been applied, if the difference between the two methods of accounting is material. The fair value of each option on the date of grant was $453.45, which was estimated at the date of grant using the following weighted-average assumptions: risk free interest rate of 6%, dividend yield of 0%, and a weighted-average expected life of the option of 6 years. If the fair value based method accounting provision of SFAS 123 had been adopted, net income would have been $11,628,000 and $5,492,000 for the years ended December 31, 1996 and 1997, respectively. The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

14. LEASE COMMITMENTS AND RENTALS

The Company rents three manufacturing facilities and certain equipment under various operating leases. The lease agreement for one of the facilities expires 2003 and contains options which allow the Company to extend the lease term for up to three additional five year periods, or to purchase the facility for a purchase price determined in accordance with the lease agreement. The lease agreement for a second facility expires 2004 and contains options which allow the Company to extend the lease term for up to two additional five year periods, or to purchase the facility for a purchase price equal to fair value. Total rental expense for the years ended December 31, 1995, 1996 and 1997 amounted to $1,429,000, $1,479,000 and $1,580,000, respectively.

Future minimum lease payments under all non-cancelable operating leases having a remaining term in excess of one year as of December 31, 1997 are as follows (in thousands):

         1998               $ 846
         1999                 783
         2000                 774
         2001                 774
         2002                 774
         Thereafter           479
                           ------
                           $4,430



15. CONTINGENCIES

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

Prior to divestment, the Company owned a site in Sanborn, NY, at which extensive remediation activity is currently being undertaken. The site was used by a number of former Carborundum operations other than the Company. Testing has indicated that certain contamination is present in the soil. Neither past nor current operations of the Company are believed to have contributed to, or to be contributing to, the existence of the contamination. BPA has assumed responsibility for implementing remedial activities specified by the State of New York which required removal of the contamination, chiefly by means of soil vapor extraction. Under the terms of an agreement, BPA has taken title to and assumed liability for the remediation of this property as of October 30, 1996. Unifrax leases a portion of the present manufacturing facilities on this site.

LEGAL PROCEEDINGS

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business, including product liability claims. From time to time the Company has been named as a defendant in lawsuits involving alleged injury suffered from exposure to ceramic fiber. The Company believes that it is not presently a party to any litigation the outcome of which would have a material adverse effect on its financial condition or results of operations. Pursuant to the Recapitalization Agreement, BPA agreed to indemnify the Company, subject to certain limitations, against all currently known lawsuits and certain future lawsuits alleging exposure to ceramic fiber (reference is made to the information appearing under the heading "Relationship with BP and its Subsidiaries" in Item 13 of the report on Form 10-K for the Unifrax Corporation for the year 1997 which is hereby incorporated herein by reference).

Various other legal proceedings and claims have been made against the Company in the ordinary course of business. While the amounts could be material to the results of operations in the period recognized, in the opinion of management of the Company, the ultimate liability, if any, resulting from such matters will not have a material adverse effect on the Company's financial position.

16. MAJOR CUSTOMER

The Company had sales to one customer which accounted for approximately 11% of net sales for 1995. No one customer accounted for 10% or more of net sales in 1996 or 1997.

17. STOCKHOLDERS' EQUITY

Effective April 21, 1997, the shareholders of Unifrax Corporation authorized an amendment to the Certificate of Incorporation of Unifrax Corporation to reduce the number of authorized common shares from 50,000 shares to 40,000 shares and to authorize 10,000 shares of cumulative preferred stock with a 6% annual dividend.

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

Unifrax Corporation also issued and sold BP Exploration (Alaska) Inc. 166.67 shares of 6% cumulative preferred stock at $1,500 per share, as satisfaction in part for interest owed through October 30, 1997, on the Note Payable--affiliate.

The preferred stock is redeemable, in full, at the option of the Company, at $1,500 per share, which equals the stated value of the preferred stock. The preferred stock is convertible, at the option of the stockholder, into an equal number of shares of common stock. The number of shares into which the preferred stock is convertible is subject to adjustment for subsequent stock dividends payable on the common stock, stock splits or reverse stock splits, and other modifications to the common stock.

Dividends in arrears totaled $36,250 at December 31, 1997.

18. EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption in 1998 will have no impact on the Company's net income or stockholders' equity. Statement No. 130 requires the cumulative translation adjustment, which is currently reported in stockholders' equity, to be included in other comprehensive income and the disclosure of total comprehensive income. If the Company adopted Statement No. 130 for the year ended December 31, 1997, the total of other comprehensive income items, and comprehensive income would have been $(293,000) and $5,385,000, respectively.

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

                                   Schedule II

                        Valuation and Qualifying Accounts

                               Unifrax Corporation
                             (Dollars In Thousands)



                                                        Balance
                                                          at                        Charged to                   Balance at
                                                       Beginning    Charged to         Other                       End of
                                                       of Period      Expense        Accounts    Deductions        Period

YEAR ENDED DECEMBER 31, 1997 Deducted from asset accounts:
     Allowance for doubtful accounts                     $  799         $    3           $ -        $    8(a)        $  794
     Allowance for return                                   403            877             -           820(b)           460
                                                         ------         ------           ---           ---           ------

TOTAL                                                    $1,202         $ 880             $ -         $  828         $1,254
                                                         ======         =====             ===         ======         ======

YEAR ENDED DECEMBER 31, 1996 Deducted from asset accounts:
     Allowance for doubtful accounts                     $  638         $  164           $ -        $    3(a)        $  799
     Allowance for returns                                  281          1,162             -         1,040(b)           403
                                                         ------         ------           ---        ------           ------

                                                         $  919        $1,326             $ -         $1,043         $1,202
                                                         ======        ======             ===         ======         ======

YEAR ENDED DECEMBER 31, 1995 Deducted from asset accounts:
     Allowance for doubtful accounts                     $  490         $  149           $ -        $    1(a)        $  638
     Allowance for returns                                  847            820             -         1,386(b)           281
                                                         ------         ------           ---        ------           ------

TOTAL                                                    $1,337        $  969             $ -         $1,387         $  919
                                                         ======        ======             ===         ======         ======

(a)      Uncollectible accounts written off, net of recoveries.

(b)      Returns from customers during the year.


ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The directors and executive officers of the Company are as follows:

Name                    Age     Position

William P. Kelly        48      Director, President and Chief Executive Officer
Mark D. Roos            42      Vice President and Chief Financial Officer
Paul J. Viola           42      Vice President, Sales and Marketing
Kevin J. O'Gorman       47      Vice President, Operations
Paul M. Boymel          45      Vice President, Technology
Joseph J. Kuchera       40      Vice President, Human Resources
John E. Pilecki         45      Vice President, Engineering and Purchasing
James E. Cason          43      Vice President, Risk Management
Raymond A. Lancaster    52      Director
William D. Manning, Jr. 63      Director
John G. Nestor          53      Chairman of the Board
John F. Turben          62      Director
Edmund S. Wright        55      Director

     Mr. Kelly has been President and Chief Executive Officer of the Company since February 1996. He joined Carborundum in 1972 as an engineer, and served in several positions, including Vice President of Carborundum's worldwide ceramic fiber business from 1993 to 1996 and Vice President of the Company from 1989 to 1993, and Vice President-Europe from 1986-1989.

     Mr. Roos has been Vice President and Chief Financial Officer of the Company since February 1996, and has been chief financial officer of the Company since 1995. He joined Carborundum in 1985 and served in several financial planning, control and business strategy positions until he left in 1991 to become Vice President, Finance and Administration, of The Airolite Company, a metal products manufacturer. He rejoined Carborundum in 1993 as Director of Finance, Planning and Control.

     Mr. Viola has been Vice President, Sales and Marketing of the Company since February 1996. He joined Carborundum in 1978 and served in several positions, including General Manager, Sales and Marketing for Carborundum's worldwide ceramic fiber business from 1993 to 1995 and Manager of the Automotive Products Group of Carborundum's Structural Ceramics Division from 1991 to 1993.

     Mr. O'Gorman has been Vice President, Operations of the Company since February 1996. He joined Carborundum in 1990 and served as General Manager, Manufacturing and Engineering of its worldwide ceramic fibers business from 1993 to 1995 and Manager, Manufacturing for the Company from 1990 to 1993.

     Dr. Boymel has been Vice President, Research and Development of the Company since February 1996 and Manager of Technology since 1989. He joined Carborundum in 1981.

     Mr. Kuchera has been Vice President, Human Resources of the Company since February 1996 and Manager of Human Resources since 1988. He joined Carborundum in 1981 and served in several human resource positions in connection with a number of different Carborundum business units.

     Mr. Pilecki has been Vice President, Engineering and Purchasing of the Company since February 1996. He joined Carborundum in 1976 and has served in various engineering and manufacturing positions, including Engineering Manager since 1990 and worldwide engineering and purchasing manager since 1993.

     Mr. Cason has been Vice President, Risk Management, of the Company since 1997, and Director of Health, Safety, and Environment, since 1996. He joined Carborundum in 1993 as Director of Health, Safety, and Environmental Quality.

     Mr. Lancaster has been a Managing Partner of Kirtland since 1995. He is a Director of Fairmount Mineral, Ltd., Management Reports, Inc., PVC Container Corp., R Tape Corp., Shore Bridge Corp., and STERIS Corp.

     Mr. Manning is currently self-employed as a management consultant. From 1987 to 1994, he was Senior Vice President of The Lubrizol Corporation and President of Lubrizol Petroleum Chemicals Co. Mr. Manning is a director of Robbins and Myers, Inc., Fletcher Paper Company and Park Avenue Marble Co.

     Mr. Nestor has been with Kirtland since 1986 and has been a Managing Partner of Kirtland since 1995. He is Chairman of TruSeal Technologies, Inc., and a Director of Fairmount Minerals Ltd. and R Tape Corp.

     Mr. Turben has been with Kirtland since 1977 and has been a Managing Partner of Kirtland since 1995. He is Chairman of The Hickory Group, PVC Container Corp. and Harrington & Richardson 1871, Inc., Chairman of the Executive Committee of Fairmount Minerals Ltd., and a Director of NACCO Industries and TruSeal Technologies, Inc.

     Mr. Wright has been Chairman of the Board of Directors of Dakota Catalyst Inc. since 1995. From 1981 to 1994, he was President and Chief Executive Officer of North American Refractories Company. Mr. Wright is a director of Fairmount Minerals Ltd and Glasstech, Inc.

ITEM 11.          EXECUTIVE COMPENSATION

         Compensation of Directors

         All non-Executive Directors receive an annual retainer of $10,000 which is paid in approximately quarterly installments.

         The following table sets forth the respective amounts of compensation of the Chief Executive Officer and the next four highest-paid executive officers of the Company for 1995, 1996 and 1997 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE
                                                                   Long-Term
                                                                Compensation
                                           Annual Compensation    Securities
Name and                                                          Underlying
Principal Position                       Salary       Bonus(a)       Options
------------------                       ------       --------  ------------
W.Kelly                    1997         211,268           -0-           N/A
President and              1996         168,090       $53,000        376.25
Chief Executive Officer    1995         155,514        53,000           N/A

K.O'Gorman                 1997         128,538           -0-           N/A
Vice President,            1996         120,649        30,641        161.25
Operations                 1995         115,689        30,641           N/A

P. Viola                   1997         121,248           -0-           N/A
Vice President,            1996         111,655        28,490        161.25
Sales and Marketing        1995         106,632        28,490           N/A

J. Cason                   1997         128,430           -0-           N/A
Vice President             1996         124,836        27,000         53.75
Risk Management            1995         121,200        20,000           N/A

M. Roos                    1997         112,650           -0-           N/A
Vice President             1996         106,306        22,000        107.50
Chief Financial Officer    1995         101,760        22,000         N/A

(a) Does not include one-time, nonrecurring cash bonuses paid by BP to certain officers in 1996 relating to the Saint-Gobain and the Unifrax sales.


STOCK OPTION GRANTS, EXERCISES AND YEAR-END VALUES

         The following tables set forth information regarding grants of Unifrax Corporation stock options to the named executive officers. The stock options which were granted in 1996 relate to shares of common stock of Unifrax Corporation. No options were granted in 1997 and no options were exercised during 1996 or 1997.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES


                Number of Securities Underlying  Value of Unexercised In-The-
                Unexercised Options at FY-End    Money Options at FY-End
Name            Exercisable/Unexercisable        Exercisable/Unexercisable
----            -------------------------------  ----------------------------
W. Kelly                94.00/282.25                       -0-
K. O'Gorman             40.25/121.00                       -0-
P. Viola                40.25/121.00                       -0-
M. Roos                  26.75/80.75                       -0-
J. Cason                 13.25/40.50                       -0-

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Of the 20,000 shares of common stock of Unifrax Corporation outstanding, Unifrax Holding Co. owns 18,000 shares or 90% and BP Exploration (Alaska) Inc., a subsidiary of BP, owns 2,000 shares or 10%. Of the 1666.67 shares of cumulative preferred stock outstanding, Unifrax Holding Co. owns 1500 shares or 90% and BP Exploration (Alaska) Inc., owns 166.67 shares or 10%. The following own shares of Unifrax Holding Co. and, consequently, have a beneficial interest in Unifrax Corporation.


                                            Number of
                                            Shares of                                         Beneficial
                                       Unifrax Holding Co.           Percent of              Ownership of
Beneficial Owner                          Common Stock           Unifrax Holding Co.         Unifrax Corp.
----------------                       -------------------       -------------------         -------------
Kirtland 2550 SOM Center Road
     Suite 105
     Willoughby Hills, Ohio 44094(a)           247,000                  91.7%                    82.5%
William P. Kelly                                 5,000                   1.9%                     1.7%
Mark D. Roos                                     1,000                     *                        *
Paul J. Viola                                    1,350                     *                        *
Kevin J. O'Gorman                                1,500                     *                        *
James E. Cason                                   1,000                     *                        *
All directors and executive
     officers of Unifrax Corporation
     as a group(b)                              14,350                   5.3%                     4.8%

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

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the  information  in paragraphs 1-3 of Item 1 and Note
15  of  the  financial   statements  contained  in  Item  8,  which  are  hereby
incorporated herein by reference.


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

Recapitalization Agreement. Pursuant to the Unifrax Corporation Recapitalization Agreement ("Recapitalization Agreement"), B. P. America, Inc. ("BPA") has agreed to indemnify the Company as set forth below.

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

RELATIONSHIP WITH SEPR

     As part of the Saint-Gobain Sale, the Company entered into a series of agreements with Compagnie de Saint Gobain ("SEPR") which are summarized below (collectively, the "SEPR Agreements").

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

                               PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:
                                                                      Page in
                                                                     Form 10-K

(1)    FINANCIAL STATEMENTS

       Audited consolidated financial statements of the Company
       as of December 31, 1996 and 1997, and for the three years
       in the period ended December 31, 1997.                             13

(2)    FINANCIAL STATEMENT SCHEDULE

       II - Valuation and Qualifying Accounts                             31

       All other schedules have been omitted as the required information is not applicable or the information is presented in the financial statements or the notes thereto.


(3)    EXHIBITS

       2.1*       Unifrax Corporation Recapitalization Agreement

       3.1*       Certificate of Incorporation of the Registrant

       3.2        Consent of Stockholders for Amendment of Certificate of
                  Incorporation
       3.3        Certificate of Amendment to Certificate of Incorporation

       3.4*       By-laws of the Registrant

       4.1*       Form of Indenture (including form of Note)

       10.1* Form of Loan and Security Agreement among Unifrax Corporation, Bank of America Illinois and the lenders party thereto (Credit Agreement)

       10.2       First Amendment to Loan and Security Agreement

       10.3*      1996 Stock Option Plan

       10.4**     Unifrax Corporation Noncompetition Agreement

       10.5*      Lease relating to Tonawanda plant

       10.6*      Lease relating to Amherst plant

       10.7*      Sanborn Lease

       10.8* Covenant Not to Compete between The British Petroleum Company p.l.c., its affiliates, and the Unifrax Corporation and
                  Societe Europeenne des Produits Refractaires, and its affiliates (portions of this Exhibit have been omitted and will be filed separately with the Commission pursuant to a request for confidential treatment)

       10.9* Product Distribution Agreement between the Unifrax Corporation and Societe Europeenne des Produits Refractaires (portions of this Exhibit have been omitted and will be filed separately with the Commission pursuant to a request for confidential treatment)

       10.10* Distributed Product License Agreement between the Unifrax Corporation and Societe Europeenne des Produits Refractaires (portions of this Exhibit have been omitted and will be filed separately with the Commission pursuant to a request for confidential treatment)

       10.11* License Agreement between the Unifrax Corporation and Societe Europeenne des Produits Refractaires (portions of this Exhibit have been omitted and will be filed separately with the Commission pursuant to a request for confidential treatment)

       10.12* Trademark License and Consent Agreement between the Unifrax Corporation and Societe Europeenne des Produits Refractaires

       10.13* Conversion Agreement between the Unifrax Corporation and Societe Europeenne des Produits Refractaires (portions of this Exhibit have been omitted and will be filed separately with the Commission pursuant to a request for confidential treatment)

       10.14* XPE(TM) License Agreement between the Unifrax Corporation and Societe Europeenne des Produits Refractaires

       10.15*     Form of Covenant Not to Compete between Holding and BP

       10.16*     Form of Stockholders Agreement among the Company, BPX and
                  Holding

       10.17 Amendment to Stockholders Agreement dated September 30, 1997, among the Company, BP Exploration (Alaska), Inc. and Holding

       10.18 Stock Purchase Agreement dated September 30, 1997, between the Company and Holding

       10.19 Stock Purchase Agreement dated September 30, 1997, between the Company and BP Exploration (Alaska), Inc.

       10.20*     Tax Sharing Agreement between the Company and Holding

       10.21* Advisory Services Agreement between the Company and Kirtland Capital Corporation

       10.22*     Form of BP Note

       12.1       Computation of Ratio of Earnings to Fixed Charges

       21.1       Subsidiaries of the Registrant

       27.1       Financial Data Schedule

* Incorporated by reference to the exhibits filed with the Registration Statement on Form S-1 of Unifrax Investment Corp (Registration No. 333-10611).

** Incorporated by reference to the exhibits filed with Form 10-K for the fiscal year ended December 31, 1996 for Unifrax Corporation.

(b) No reports on Form 8-K have been filed during the period covered by this report.

                                SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March _____, 1998.

                                                 UNIFRAX CORPORATION.

                                                 By:
                                                 William P. Kelly, President and
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                               Date


  /s/William P. Kelly
  William P. Kelly         Director, President and Chief       March ____, 1998
                           Executive Officer (Principle
                           Executive Officer)


  /s/Mark D. Roos
  Mark D. Roos             Vice President & Chief              March ____, 1998
                           Financial Officer (Principal
                           Financial Officer and Principal
                           Accounting Officer)

  /s/John G. Nestor
  John G. Nestor           Chairman of the Board               March ____, 1998


  /s/Raymond A. Lancaster
  Raymond A. Lancaster     Director                            March ____, 1998



  William D. Manning, Jr.  Director                            March ____, 1998


  /s/John F. Turben
  John F. Turben           Director                            March ____, 1998

  /s/Edmund S. Wright
  Edmund S. Wright         Director                            March ____, 1998