Form 10-Q
period 1998-03-31
UNIFRAX INVESTMENT CORP
filed 1998-05-14
CIK 1021285

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998


                        Commission File Number: 333-10611

                               UNIFRAX CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                         34-1535916
(State or other jurisdiction of                   (Employer Identification No.)
 jurisdiction)

               2351 Whirlpool Street, Niagara Falls, NY 14305-2413 (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code: (716) 278-3800
                 -------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _____

                               Unifrax Corporation
                                    Form 10-Q
                                      Index

                                                                   Page No.

PART I.      FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets at
                  March 31, 1998 and December 31, 1997.................1

             Condensed Consolidated Statements of Income for the
                  Three-month periods ended March 31, 1998 and 1997....2

             Condensed Consolidated Statements of Cash Flow for the
                  Three-months periods ended March 31, 1998 and 1997...3

             Notes to Condensed Consolidated Financial Statements......4

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.............7

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings.........................................9
Item 2.      Changes in Securities.....................................9
Item 3.      Defaults on Senior Securities.............................9
Item 4.      Submission of Matters to a Vote of Security Holders ......9
Item 5.      Other Information.........................................9
Item 6.      Exhibits and Report on Form 8-K...........................9

Signatures............................................................10

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                               Unifrax Corporation
                      Condensed Consolidated Balance Sheets
                  (Unaudited - In Thousands, Except Share Data)

                                                       December 31         March 31
                                                          1997               1998
                                                          ----               ----
ASSETS
Current assets:
     Cash                                               $     359       $      425
     Accounts receivable, less allowances of $1,254
         and $992, respectively                            12,720           13,693
     Inventories                                            7,885            9,075
     Deferred income taxes                                  2,320            2,320
     Prepaid expenses and other current assets                411              475
                                                         ---------        --------
Total current assets                                       23,695           25,988

Property, plant and equipment, at cost                     70,907           71,251
     Less accumulated depreciation and amortization       (33,391)         (34,528)
                                                         --------         --------
                                                           37,516           36,723
Deferred income taxes                                      24,849           24,338
Organization costs, net of accumulated amortization
     of $891 and $1,062, respectively                       4,030            3,842
Other assets                                                  372              328
                                                         ---------        --------
                                                         $ 90,462         $ 91,219
                                                         =========        ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                     $ 3,206          $ 2,411
     Accrued expenses                                       7,568           10,592
                                                        ----------        --------
Total current liabilities                                  10,774           13,003
Long term debt                                            115,500          112,500
Note payable--affiliate                                     7,000            7,000
Accrued postretirement benefit cost                         3,209            3,278
Other long-term obligations                                   158              159
                                                          --------        --------
Total liabilities                                         136,641          135,940

STOCKHOLDERS' DEFICIT
Common stock--$.01 par value;
 shares authorized--40,000;
 shares issued and outstanding--20,000                         --               --
Redeemable convertible cumulative preferred
  stock--voting $.01 par value;
  shares authorized--10,000, shares issued and
  outstanding--1,666.67
  (aggregate liquidation preference of $2,536
  and $2,574, respectively,
  including dividends in arrears)                              --               --
Additional paid-in capital                                 42,520           42,520
Accumulated deficit                                       (88,406)         (86,913)
Cumulative translation adjustment                            (293)            (328)
                                                       -----------      -----------
Total stockholders' deficit                               (46,179)         (44,721)
                                                        ----------        --------
                                                         $ 90,462         $ 91,219
                                                         =========        ========

See accompanying notes to condensed consolidated financial statements.

                               Unifrax Corporation

                   Condensed Consolidated Statements of Income
                           (Unaudited - In Thousands)



                                                   Three Months Ended March 31
                                                       1997           1998
                                                       ----           ----

Net Sales                                             $22,028        $21,734

Cost of goods sold                                     11,906         10,912
                                                       ------         ------
Gross profit                                           10,122         10,822

Selling and distribution expenses                       3,220          3,134
Administration expenses                                 1,974          2,066
Research and development expenses                        642             666
                                                   ---------        --------
Operating income                                        4,286          4,956

Interest expense                                       (3,157)        (3,031)
Other income (expense), net                                33             79
                                                   -----------    ----------

Income before income taxes                              1,162          2,004
Provision for income taxes                                510            511
                                                    ---------       --------

Net Income                                           $    652        $ 1,493
                                                     ========        =======


See accompanying notes to condensed consolidated financial statements.

                               Unifrax Corporation

                 Condensed Consolidated Statements of Cash Flows
                           (Unaudited - In Thousands)

                                                                        Three Months Ended March 31
                                                                            1997                1998
                                                                            ----                ----
OPERATING ACTIVITIES
Net income                                                               $   652             $ 1,493
Depreciation and amortization                                              1,186               1,426
Other adjustments and changes in operating assets and liabilities          1,064                 544
                                                                        --------            --------
Cash provided by operating activities                                      2,902               3,463

INVESTING ACTIVITIES
Capital expenditures                                                      (2,992)               (416)
Deferred software and other costs                                             --                  --
Proceeds from sales of property, plant and equipment                           9                  19
                                                                         --------           ---------
Cash used in investing activities                                         (2,983)               (397)

FINANCING ACTIVITIES
Borrowings under revolving loan                                             800                4,900
Repayments of revolving loan                                                  0               (6,900)
Repayment of term loan                                                    (1,250)             (1,000)
                                                                         --------            --------
Cash used in financing activities                                           (450)             (3,000)

Net (decrease) increase in cash                                             (531)                 66
Cash--beginning of period                                                   898                  359
                                                                   -------------           ---------
Cash--end of period                                                $        367            $     425
                                                                   =============           =========

See accompanying notes to condensed consolidated financial statements.

                               Unifrax Corporation
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1998


NOTE A - BASIS OF PRESENTATION

The  accompanying  unaudited  condensed  consolidated  financial  statements  of
Unifrax Corporation ("The Company" or "Unifrax") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and the notes thereto for the year ended December 31, 1997, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. All capitalized terms used in these notes to condensed consolidated financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

NOTE B - INVENTORIES

The components of inventory consist of the following (in thousands):

                              December 31                   March 31
                                 1997                         1998
                              -----------                   --------

  Raw materials and supplies       $1,598                    $1,475
  Work in process                   1,551                     1,726
  Finished products                 4,410                     5,379
                                   ------                    ------
                                    7,559                     8,580
  Adjustment to LIFO Cost             326                       495
                                 --------                  --------
                                  $ 7,885                    $9,075
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

Legal Proceedings

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business, including product liability claims. From time to time the Company has been named as a defendant in lawsuits involving alleged injury suffered from exposure to ceramic fiber. The Company believes that it is not presently a party to any litigation the outcome of which would have a material adverse effect on its financial condition or results of operations. Pursuant to the Recapitalization Agreement, BPA agreed to indemnify the Company, subject to certain limitations, against all currently known lawsuits and certain future lawsuits alleging exposure to ceramic fiber.

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

Three  Months  Ended March 31, 1998  Compared  With Three Months Ended March 31,
1997

Net sales for the first quarter of 1998 decreased by $0.3 million or 1.3% from $22.0 million in 1997 to $21.7 million in 1998, due to lower sales in some traditional blanket applications and in porosity-controlled products.

Gross profit increased by $0.7 million, or 6.9%, from $10.1 million in 1997 to $10.8 million in 1998. Gross profit as a percentage of net sales increased from 46.0% in 1997 to 49.8% in 1998. The gross profit increase was primarily due to fewer outside purchases and resales of ceramic fiber.

Selling and distribution expenses decreased by $0.1 million, or 2.7%, from $3.2 million in 1997 to $3.1 million in 1998 as a result of the lower sales volume. Selling and distribution expense as a percentage of net sales decreased slightly from 14.6% in 1997 to 14.4% in 1998.

Administration expenses increased by $0.1 million, or 4.7%, from $2.0 million in 1997 to $2.1 million in 1998 due to higher property taxes. Administrative expenses as a percentage of net sales were 9.0 % in 1997 and 9.5% in 1998.

Research and development expenses remained relatively constant in 1997 and 1998, increasing as a percentage of net sales from 2.9% in 1997 to 3.1% in 1998, due to the lower sales in 1998.

Operating income increased by $0.7 million, or 15.6%, from $4.3 million in 1997 to $5.0 million in 1998. Operating income as a percentage of net sales increased from 19.5% in 1997 to 22.8% in 1998, as a result of the factors previously indicated.

Interest expense decreased by $0.2 million, or 4.0% from $3.2 million in 1997 to $3.0 million in 1998 due to the lower level of long term debt. Interest expense decreased as a percentage of net sales from 14.3% in 1997 to 13.9% in 1998.

Provision for income taxes remained at $0.5 million in 1997 and 1998. The effective income tax rate decreased from 43.9% in 1997 to 25.5% in 1998, primarily as a result of recognizing deferred tax benefits resulting from the Recapitalization which were previously unrecognized.

Net income increased by $0.8 million or 129.0% from $0.7 million in 1997 to $1.5 million in 1998, as a result of the factors previously indicated. Net income as a percentage of net sales increased from 3.0% in 1997 to 6.9% in 1998.

Liquidity and Capital Resources

During the three-month period ended March 31, 1998, the Company's cash flows from operating activities increased by $0.6 million or 19.3%, from $2.9 million in 1997 to $3.5 million in 1998. This increase was primarily the result of increased net income offset somewhat by increased working capital requirements.

Cash outflows from investing activities decreased by $2.6 million, or 86.7%, from $3.0 million in 1997 to $0.4 million in 1998. This decrease was primarily due to lower capital spending.

Cash outflows from financing activities increased by $2.5 million from $0.5 million in 1997 to $3.0 million in 1998. During the first quarter of 1998 the Company made a voluntary prepayment of principal of $1.0 million on its Term Loan and repaid $2.0 million against its revolving credit facility. The $0.5 million remaining borrowing against the revolving credit facility at March 31, 1998, was repaid in full on April 1, 1998.

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

             27.1        Financial Data Schedule

(b) No reports on Form 8-K have been filed during the period covered by this report.

                                   SIGNATURES


             PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                             UNIFRAX CORPORATION



Date: May 11, 1998                           By: /s/ William P. Kelly
      ------------                               --------------------
                                                William P. Kelly, President and
                                                Chief Executive Officer


Date: May 11, 1998                           By: /s/ Mark D. Roos
      ------------                           --------------------
                                                 Mark D. Roos, Vice President
                                                 and Chief Financial Officer