Form 10-Q
period 1998-06-30
UNIFRAX INVESTMENT CORP
filed 1998-08-14
CIK 1021285

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998


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

                                                                      Page No.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

 Condensed Consolidated Balance Sheets at
      June 30, 1998 and December 31, 1997                                   1

 Condensed Consolidated Statements of Income for the Three-month and
      six-month periods ended June 30, 1998 and 1997                        2

 Condensed Consolidated Statements of Cash Flow for the
      Six-months ended June 30, 1998 and 1997                               3

 Notes to Condensed Consolidated Financial Statements                       4

Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  12
Item 2. Changes in Securities                                              12
Item 3. Defaults on Senior Securities                                      12
Item 4. Submission of Matters to a Vote of Security Holders                12
Item 5. Other Information                                                  12
Item 6. Exhibits and Report on Form 8-K                                    12

Signatures                                                                 13

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                               Unifrax Corporation
                      Condensed Consolidated Balance Sheets
                  (Unaudited - In Thousands, Except Share Data)

                                                            December 31       June 30
                                                                1997            1998
                                                            -----------       -------
ASSETS
Current assets:
     Cash                                                   $       359    $      312
     Accounts receivable, less allowances of $1,254
         and $1,066, respectively                                12,720        14,025
     Inventories                                                  7,885         9,697
     Deferred income taxes                                        2,320         2,320
     Prepaid expenses and other current assets                      411           395
                                                                -------        ------
Total current assets                                             23,695        26,749

Property, plant and equipment, at cost                           70,907        71,647
     Less accumulated depreciation and amortization             (33,391)      (35,562)
                                                                -------        ------
                                                                 37,516        36,085

Deferred income taxes                                            24,849        23,729
Organization costs, net of accumulated amortization
     of $875 and $1,251, respectively                             4,030         3,654
Other assets                                                        372           289
                                                                -------        ------
                                                               $ 90,462      $ 90,506
                                                                =======        ======
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                           $ 3,206       $ 2,774
     Accrued expenses                                             7,568         7,975
                                                                -------        ------
Total current liabilities                                        10,774        10,749
Long term debt                                                  115,500       112,600
Note payable--affiliate                                           7,000         7,000
Accrued postretirement benefit cost                               3,209         3,338
Other long-term obligations                                         158           160
                                                                -------        ------
Total liabilities                                               136,641       133,847

STOCKHOLDERS' DEFICIT
Common stock--$.01 par value; shares authorized--40,000;
     shares issued and outstanding--20,000                           --            --
Redeemable convertible cumulative preferred stock--voting
     $.01 par value; shares authorized--10,000, shares
     issued and outstanding--1,666.67
     (aggregate liquidation preference of $2,536 and $2,611,
     respectively, including dividends in arrears)                   --            --
Additional paid-in capital                                       42,520        42,520
Accumulated deficit                                             (88,406)      (85,535)
Accumulated other comprehensive income                             (293)         (326)
                                                                -------        ------
Total stockholders' deficit                                     (46,179)      (43,341)
                                                                -------        ------
                                                               $ 90,462      $ 90,506
                                                                =======       =======

See accompanying notes to condensed consolidated financial statements.

                               Unifrax Corporation

                   Condensed Consolidated Statements of Income
                           (Unaudited - In Thousands)



                                      Three Months Ended June 30    Six Months Ended June 30
                                      --------------------------    ------------------------
                                          1997           1998           1997          1998
                                          ----           ----           ----          ----
Net Sales                               $22,672       $22,023        $44,700        $43,757

Cost of goods sold                       11,116        11,067         23,022         21,979
                                        -------        ------         ------         ------
Gross margin                             11,556        10,956         21,678         21,778

Selling and distribution expenses         3,186         3,382          6,406          6,516
Administration expenses                   1,945         1,926          3,919          3,992
Research and development expenses           707           674          1,349          1,340
                                        -------        ------         ------         ------
Operating income                          5,718         4,974         10,004          9,930

Interest expense                         (3,187)       (3,011)        (6,344)        (6,042)
Other income (expense), net                  44            24             77            103
                                        -------        ------         ------         ------
Income before income taxes                2,575         1,987          3,737          3,991
Provision for income taxes                1,019           609          1,529          1,120
                                        -------        ------         ------         ------
Net Income                              $ 1,556       $ 1,378        $ 2,208        $ 2,871
                                        =======        ======         ======         ======

See accompanying notes to condensed consolidated financial statements.

                               Unifrax Corporation

                 Condensed Consolidated Statements of Cash Flows
                           (Unaudited - In Thousands)

                                                     Six Months Ended June 30
                                                     ------------------------
                                                        1997           1998
                                                        ----           ----
OPERATING ACTIVITIES
Net income                                          $   2,208       $ 2,871
Depreciation and amortization                           2,534         2,841
Other adjustments and changes in operating assets
 and liabilities                                          601        (1,911)
                                                     --------        -------
Cash provided by operating activities                   5,343         3,801

INVESTING ACTIVITIES
Capital expenditures                                   (4,898)         (976)
Deferred software and other costs                          14            --
Proceeds from sales of property, plant and equipment       99            28
                                                     --------         ------
Cash used in investing activities                      (4,785)         (948)

FINANCING ACTIVITIES
Borrowings under revolving loan                        12,000        16,150
Repayments of revolving loan                          (11,400)      (18,050)
Repayment of term loan                                 (1,250)       (1,000)
                                                      -------         ------
Cash used in financing activities                        (650)       (2,900)

Net decrease in cash                                      (92)          (47)
Cash--beginning of period                                 898           359
                                                    ---------      --------
Cash--end of period                                 $     806     $     312
                                                     ========      ========

See accompanying notes to condensed consolidated financial statements.

                               Unifrax Corporation
              Notes to Condensed Consolidated Financial Statements
                                 June 30 , 1998


NOTE A - BASIS OF PRESENTATION

The  accompanying  unaudited  condensed  consolidated  financial  statements  of
Unifrax Corporation ("The Company" or "Unifrax") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and the notes thereto for the year ended December 31, 1997, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. All capitalized terms used in these notes to condensed consolidated financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

NOTE B - INVENTORIES

The components of inventory consist of the following (in thousands):

                                   December 31                June 30
                                       1997                     1998
                                   -----------                -------

  Raw materials and supplies          $1,598                   $2,441
  Work in process                      1,551                    1,896
  Finished products                    4,410                    4,855
                                      ------                   ------
                                       7,559                    9,192
  Adjustment to LIFO Cost                326                      505
                                      ------                   ------
                                     $ 7,885                   $9,697

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

Consistent with customary practice among manufacturers of ceramic fiber products, the Company has entered into agreements with distributors of its product whereby the Company has agreed to provide a limited indemnification to selected distributors and customers against losses resulting from ceramic fiber claims and the costs to defend against such claims. The amount of any liability that might ultimately exist with respect to these indemnities is presently not determinable.

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


NOTE D - LONG TERM DEBT

During the second quarter of 1998, the Company entered into a Consent and Second Amendment to the Loan and Security Agreement (the "Consent and Amendment"). Under the provisions of the Consent and Amendment:

         a) the banks have consented, under certain circumstances, to allow the Company to prepay, prior to December 31, 1998, up to $10 million of the Senior Notes or the note payable affiliate,
         b)   the  interest  rates on the  revolving  loan and  term  loan  were revised to range from LIBOR plus 1.00% to LIBOR plus 1.75%, and
         c)   the Company is permitted to borrow, prior to December 31, 1998, up to $7 million under the term loan facility.

NOTE E - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or stockholders' deficit. Statement 130 requires the Company's cumulative translation adjustment, which prior to adoption was reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform with the requirements of Statement 130. During the three months and six months ended June 30, 1998, total comprehensive income, which was comprised of net income and foreign currency translation adjustments, amounted to approximately $1,380,000 and $2,838,000, respectively ($1,527,000 and $2,070,000, respectively for 1997).


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

           THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1997

           Net sales for the second quarter of 1998 decreased by $0.7 million or 2.9% from $22.7 million in 1997 to $22.0 million in 1998, due to lower sales in porosity-controlled products.

           Gross profit decreased by $0.6 million, or 5.2%, from $11.6 million in 1997 to $11.0 million in 1998. Gross profit as a percentage of net sales decreased from 51.0% in 1997 to 49.7% in 1998. The gross profit decrease was primarily due to the lower sales and lower selling prices as a result of competition in automotive products.

           Selling and distribution expenses increased by $0.2 million, or 6.2%, from $3.2 million in 1997 to $3.4 million in 1998, primarily as a result of recruitment and relocation costs. Selling and distribution expense as a percentage of net sales increased from 14.1% in 1997 to 15.4% in 1998.

           Administration expenses remained unchanged at $1.9 million in both 1997 and 1998. Administrative expenses as a percentage of net sales were 8.6 % in 1997 and 8.7% in 1998.

           Research and development expenses were at $0.7 million in 1997 and 1998 and remained at 3.1% of net sales for both years.

           Operating income decreased by $0.7 million, or 13.0%, from $5.7 million in 1997 to $5.0 million in 1998. Operating income as a percentage of net sales decreased from 25.2% in 1997 to 22.6% in 1998, as a result of the factors previously indicated.

           Interest expense decreased by $0.2 million, or 5.5% from $3.2 million in 1997 to $3.0 million in 1998 due to the lower level of long term debt. Interest expense decreased as a percentage of net sales from 14.1% in 1997 to 13.7% in 1998.

           Provision for income taxes decreased by $0.4 million, or 40.2% from $1.0 million in 1997 to $0.6 million in 1998. The effective income tax rate decreased from 39.6% in 1997 to 30.6% in 1998, primarily as a result of recognizing deferred tax benefits resulting from the Recapitalization which were previously unrecognized.

           Net income decreased by $0.2 million or 11.4% from $1.6 million in 1997 to $1.4 million in 1998, as a result of the factors previously indicated. Net income as a percentage of net sales decreased from 6.9% in 1997 to 6.3% in 1998.

           SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

           Net sales for the first six months of 1998 decreased by $0.9 million or 2.1% from $44.7 million in 1997 to $43.8 million in 1998 due to lower sales in porosity controlled products.

           Gross profit increased by $0.1 million, or 0.1% from $21.7 million in 1997 to $21.8 million in 1998. Gross profit as a percentage of net sales increased from 48.5% in 1997 to 49.8% in 1998. The increase was due to fewer outside purchases and resale of ceramic fiber offset in part by the lower sales and by lower selling prices in the automotive market.

           Selling and distribution expenses increased by $0.1 million or 1.7% from $6.4 million in 1997 to $6.5 million in 1998, increasing as a percentage of net sales from 14.3% in 1997 to 14.9% in 1998.

           Administration expenses increased by $0.1 million or 1.9% from $3.9 million in 1997 to $4.0 million in 1998. Administration expenses as a percentage of net sales were 8.8% in 1997 and 9.1% in 1998.

           Research and development expenses remained at $1.3 million in 1997 and 1998. Research and development expenses as a percentage of net sales were 3.0% in 1997 and 3.1% in 1998.

           Operating income decreased by $0.1 million, or 0.7% from $10.0 million in 1997 to $9.9 million in 1998. Operating income as a percentage of net sales increased from 22.4% in 1997 to 22.7% in 1997, as a result of the factors previously indicated.

           Interest expense decreased by $0.3 million or 4.8% from $6.3 million in 1997 to $6.0 million in 1998 due to the lower level of long term debt. Interest expense as a percentage of net sales decreased from 14.2% in 1997 to 13.8% in 1998.

           Provision for income taxes decreased $0.4 million, or 26.7%, from $1.5 million in 1997 to $1.1 million in 1998. The effective income tax rate decreased from 40.9% in 1997 to 28.1% in 1998, primarily as a result of recognizing deferred tax benefits resulting from the Recapitalization which were previously unrecognized.

           Net income increased by $0.7 million, or 30.0% from $2.2 million in 1997 to $2.9 million in 1998, as a result of factors previously indicated. Net income as a percentage of net sales increased from 4.9% in 1997 to 6.6% in 1998.

           LIQUIDITY AND CAPITAL RESOURCES

           During the six-month period ended June 30, 1998, the Company's cash flows from operating activities decreased by $1.5 million or 28.9%, from $5.3 million in 1997 to $3.8 million in 1997. This decrease was the result of increases in the level of inventories and receivables, offset in part by higher net income, depreciation and amortization.

           Cash outflows from investing activities decreased $3.8 million or 80.2% from $4.8 million in 1997 to $1.0 million in 1998. This decrease was due to lower capital spending as a result of the completion of the expansion project at the New Carlisle, Indiana, facility.

           Cash outflows from financing activities increased by $2.3 million from $0.6 million in 1997 to $2.9 million in 1998. During 1998 the Company made a voluntary prepayment of principal of $1.0 million on its Term Loan and repaid $1.9 million against its $20 million revolving credit facility.

           Management believes that cash flows from operations and the available credit facility will be sufficient to fund operating and capital expenditure needs for 1998.

           During the second quarter of 1998, the company entered into a Consent and Second Amendment to the Loan and Security Agreement (the "Consent and Amendment"). Under the provisions of the Consent and Amendment:

           a) the banks have consented, under certain circumstances, to allow the Company to prepay, prior to December 31, 1998, up to $10 million of the Senior Notes or the note payable-affiliate,
           b) the interest rates on the revolving loan and term loan were revised to range from LIBOR plus 1.00% to LIBOR plus 1.75%, and
           c) the company is permitted to borrow, prior to December 31, 1998, up to $7 million under the term loan facility.


           EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

           Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or stockholders' deficit. Statement 130 requires the Company's cumulative translation adjustment, which prior to adoption was reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform with the requirements of Statement 130. During the three months and six months ended June 30, 1998, total comprehensive income, which was comprised of net income and foreign currency translation adjustments, amounted to approximately $1,380,000 and $2,838,000, respectively ($1,527,000 and $2,070,000, respectively for 1997).


PART II.   OTHER INFORMATION

Item 1.      Legal Proceedings

             None.

Item 2.      Changes in Securities

             None.

Item 3.      Defaults on Senior Securities

             None.

Item 4.      Submission of Matters to a Vote of Security Holders

             None.

Item 5.      Other Information

             None.

Item 6.      Exhibits and Reports on Form 8-K

(a)          Exhibits

             10.1 Consent and Second Amendment to Loan and Security Agreement dated June 29, 1998

             27.1        Financial Data Schedule

(b) No reports on Form 8-K have been filed during the period covered by this report.

                                SIGNATURES


             PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                 UNIFRAX CORPORATION



Date: August  14, 1998           By: /s/ William P. Kelly
                                     ---------------------
                                 William P. Kelly, President and
                                 Chief Executive Officer


Date: August  14, 1998           By: /s/ Mark D. Roos
                                     ----------------------
                                 Mark D. Roos, Vice President
                                 and Chief Financial Officer