Form 10-Q
period 1998-09-30
UNIFRAX INVESTMENT CORP
filed 1998-11-16
CIK 1021285

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

                    [X] QUARTERLY REPORT PURSUANT TO SECTION
                     13 OR 15(d) OF THE SECURITIES EXCHANGE
                      ACT OF 1934 For the quarterly period
                            ended September 30, 1998


                        Commission File Number: 333-10611

                               UNIFRAX CORPORATION
             (Exact name of registrant as specified in its charter)


   Delaware                                             34-1535916
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation)

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

                                                                     Page No.

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets at
               September 30, 1998 and December 31, 1997.....................1

          Condensed Consolidated Statements of Income for the
               Three-month and nine-month periods ended
               September 30, 1998 and 1997..................................2

          Condensed Consolidated Statements of Cash Flow for the
               Nine-months ended September 30, 1998 and 1997................3

        Notes to Condensed Consolidated Financial Statements................4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................14
Item 2.   Changes in Securities............................................14
Item 3.   Defaults on Senior Securities....................................14
Item 4.   Submission of Matters to a Vote of Security Holders .............14
Item 5.   Other Information................................................14
Item 6.   Exhibits and Report on Form 8-K..................................14

Signatures.................................................................15

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                               Unifrax Corporation
                      Condensed Consolidated Balance Sheets
                  (Unaudited - In Thousands, Except Share Data)

                                                         December 31        September 30
                                                            1997               1998
                                                            ----               ----
ASSETS
Current assets:
     Cash                                                 $      359       $       781
     Accounts receivable, less allowances of $1,254
         and $1,139, respectively                             12,720           13,195
     Inventories                                               7,885            9,773
     Deferred income taxes                                     2,320            2,320
     Prepaid expenses and other current assets                   411              337
                                                            ---------        --------
Total current assets                                          23,695           26,406

Property, plant and equipment, at cost                        70,907           72,368
     Less accumulated depreciation and amortization          (33,391)         (36,681)
                                                            --------         --------
                                                              37,516           35,687

Deferred income taxes                                         24,849           23,340
Organization costs, net of accumulated amortization
     of $875 and $1,438, respectively                          4,030            3,467
Other assets                                                     372              254
                                                            ---------        --------
                                                            $ 90,462         $ 89,154
                                                            =========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                      $   3,206        $   2,491
     Accrued expenses                                          7,568           10,075
                                                               ------          ------
Total current liabilities                                     10,774           12,566
Long term debt                                               115,500          108,400
Note payable--affiliate                                        7,000            7,000
Accrued postretirement benefit cost                            3,209            3,401
Other long-term obligations                                      158              161
                                                             --------        --------
Total liabilities                                            136,641          131,528

STOCKHOLDERS' DEFICIT
Common stock--$.01 par value; shares authorized--40,000;
     shares issued and outstanding--20,000                        --               --
Redeemable convertible cumulative preferred stock--
     voting $.01 par value;
     shares authorized--10,000, shares issued and
     outstanding--1,666.67
     (aggregate liquidation preference of $2,536
      and $2,649, respectively,
     including dividends in arrears)                             --                --
Additional paid-in capital                                    42,520           42,520
Accumulated deficit                                          (88,406)         (84,606)
Accumulated other comprehensive income                          (293)            (288)
                                                          -----------      -----------
Total stockholders' deficit                                  (46,179)         (42,374)
                                                           ----------        --------
                                                            $ 90,462         $ 89,154
                                                            =========        ========

See accompanying notes to condensed consolidated financial statements.

                               Unifrax Corporation

                   Condensed Consolidated Statements of Income
                           (Unaudited - In Thousands)



                                          Three Months Ended September  30               Nine Months Ended September 30
                                          --------------------------------               ------------------------------
                                                 1997              1998                       1997             1998
                                                 ----              ----                       ----             ----

Net Sales                                     $20,533           $20,767                   $65,234           $64,524

Cost of goods sold                             10,112            10,396                    33,135            32,375
                                               -------           ------                    -------           ------
Gross profit                                   10,421            10,371                    32,099            32,149

Selling, general and
    administrative expenses                     5,106             6,110                    16,780            17,958
                                                -----             -----                    ------            ------

Operating income                                5,315             4,261                    15,319            14,191

Interest expense                               (3,118)           (2,973)                   (9,462)           (9,015)
Other income (expense), net                       (10)             123                         67               226
                                             ---------       ---------                 -----------        ---------

Income before income taxes and
   extraordinary item                           2,187             1,411                     5,924             5,402
Provision for income taxes                        892               417                     2,421             1,537
                                              -------        ----------                  ---------          -------

Income before extraordinary item                1,295               994                     3,503             3,865

Extraordinary item - loss on
   extinguishment of debt, net of income
   taxes of $28                                    --                65                        --                65
                                           -----------         ---------             -------------       ----------

NET INCOME                                     $ 1,295           $  929                   $ 3,503           $ 3,800
                                               =======           ======                   =======           =======

See accompanying notes to condensed consolidated financial statements.

                               Unifrax Corporation

                 Condensed Consolidated Statements of Cash Flows
                           (Unaudited - In Thousands)

                                                            Nine Months Ended September 30
                                                                 1997               1998
                                                                 -----              ----
OPERATING ACTIVITIES
Net income                                                    $ 3,503             $ 3,800
Depreciation and amortization                                   3,838               4,248
Other adjustments and changes in operating
assets and liabilities                                          5,398               1,201
                                                            ----------           --------
Cash provided by operating activities                          12,739               9,249

INVESTING ACTIVITIES
Capital expenditures                                           (7,063)             (1,772)
Deferred software and other costs                                  14                --
Proceeds from sales of property, plant and equipment              115                  45
                                                           -----------          ---------
Cash used in investing activities                              (6,934)             (1,727)

FINANCING ACTIVITIES
Repurchase of Senior Notes                                        --               (2,000)
Borrowings under revolving loan                                12,600              17,450
Repayments of revolving loan                                  (12,300)            (19,550)
Repayment of term loan                                         (7,000)             (3,000)
                                                            ----------             -------
Cash used in financing activities                              (6,700)             (7,100)

Net increase/decrease in cash                                    (895)                422
Cash--beginning of period                                         898                 359
                                                           -----------          ---------
CASH--END OF PERIOD                                        $        3           $     781
                                                           ===========          =========


See accompanying notes to condensed consolidated financial statements.

                               Unifrax Corporation
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998


NOTE A - BASIS OF PRESENTATION

The  accompanying  unaudited  condensed  consolidated  financial  statements  of
Unifrax Corporation ("The Company" or "Unifrax") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and the notes thereto for the year ended December 31, 1997, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. All capitalized terms used in these notes to condensed consolidated financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

NOTE B - INVENTORIES

The components of inventory consist of the following (in thousands):

                                     December 31                 September 30
                                      1997                         1998
                                   -------------                 ------------

  Raw materials and supplies          $1,598                       $2,447
  Work in process                      1,551                        1,935
  Finished products                    4,410                        4,886
                                      -------                      ------
                                       7,559                        9,268
  Adjustment to LIFO Cost                326                          505
                                    ---------                   ---------
                                     $ 7,885                       $9,773
                                     ========                      ======

NOTE C - CONTINGENCIES

Ceramic Fibers

Regulatory agencies and others, including the Company, have been investigating the potential health impact associated with the inhalation of airborne ceramic fibers. To date, the results of this research have been inconclusive.

Various legal proceedings and claims have been made against manufacturers of ceramic fibers, including the Company, alleging death or personal injury as a result of exposure in the manufacture and handling of ceramic fiber and other products. The amount of any liability that might ultimately exist with respect to these claims is presently not determinable.

Consistent with customary practice among manufacturers of ceramic fiber products, the Company, while a division of BP America, had entered into agreements with distributors of its product whereby the Company had agreed to provide a limited indemnification to selected distributors and customers against losses resulting from ceramic fiber claims and the costs to defend against such claims. The amount of any liability that might ultimately exist with respect to these indemnities is presently not determinable.

Pursuant to the Unifrax Corporation Recapitalization Agreement ("Recapitalization Agreement"), BP America Inc. and certain of its affiliates (collectively "BPA"), has agreed to indemnify the Company against liabilities for personal injury and wrongful death attributable to exposure, prior to the Closing, to refractory ceramic fibers manufactured by the Company. BPA has agreed to indemnify the Company against all liabilities arising from exposure claims pending at the time of the Closing. For all other claims arising from alleged exposure occurring solely prior to Closing, BPA has agreed to indemnify the Company against 80% of all losses, until the total loss which the Company incurs reaches $3.0 million, after which time BPA has agreed to indemnify the Company against 100% of such losses. BPA has agreed to indemnify the Company against all punitive damages attributable to the conduct of the Company prior to Closing. Where losses arise from alleged exposure both before and after Closing, the losses will be allocated between BPA and the Company, pro rata, based on the length of exposure or pursuant to arbitration if initiated by the Company.

To maintain indemnity protection, the Company must continue its Product Stewardship Program consistent with the program maintained by the Company prior to Closing, as modified in a commercially reasonable manner in accordance with changing regulatory, scientific and technical factors. Unifrax intends to defend ceramic fiber claims vigorously.

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

On August 25, 1998 the Company repurchased $2 million of Senior Notes for a total of $2,092,500. The excess of the purchase price over book value has been shown on the accompanying Statement of Income as an extraordinary item net of applicable income taxes.


NOTE E - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or stockholders' deficit. Statement 130 requires the Company's cumulative translation adjustment, which prior to adoption was reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform with the requirements of Statement 130. During the three months and nine months ended September 30, 1998, total comprehensive income, which was comprised of net income and foreign currency translation adjustments, amounted to approximately $968,000 and $3,805,000, respectively ($1,269,000 and $3,338,000, respectively for 1997).

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

           Three Months Ended September 30, 1998 Compared With Three Months Ended September 30, 1997

           Net sales for the third quarter of 1998 increased by $0.3 million or 1.1% from $20.5 million in 1997 to $20.8 million in 1998.

           Gross profit remained unchanged at $10.4 million in both 1997 and 1998. Gross profit as a percentage of net sales decreased from 50.8% in 1997 to 49.9% in 1998. The gross profit decrease was primarily due to lower selling prices as a result of competition in automotive products, offset in part by a one time decrease in royalty liabilities.

           Selling, general and administrative expenses increased by $1.0 million, or 19.7% from $5.1 million in 1997 to $6.1 million in 1998, primarily as a result of recruitment and relocation costs for sales and marketing personnel, the non-recurring elimination of a $0.3 million liability in 1997 relating to the provision for an airborne emissions study, increased new product development and testing expenses, and additional resources on strategic development initiatives. Selling, general and administrative expenses as a percentage of net sales increased from 24.9% to 29.4% in 1998.


           Operating income decreased by $1.0 million, or 19.8%, from $5.3 million in 1997 to $4.3 million in 1998. Operating income as a percentage of net sales decreased from 25.9% in 1997 to 20.5% in 1998, as a result of the factors previously indicated.

           Interest expense decreased by $0.1 million, or 4.7% from $3.1 million in 1997 to $3.0 million in 1998 due primarily to the lower level of long term debt. Interest expense decreased as a percentage of net sales from 15.2% in 1997 to 14.3% in 1998.

           Provision for income taxes decreased by $0.5 million, or 53.3% from $0.9 million in 1997 to $0.4 million in 1998. The effective income tax rate decreased from 40.8% in 1997 to 29.6% in 1998, primarily as a result of recognizing deferred tax benefits resulting from the Recapitalization which were previously unrecognized.

           Extraordinary items net of income taxes were $0.1 million in 1998, compared to zero in 1997, and related to the excess of purchase price over book value of $2 million Senior Notes repurchased on August 25, 1998.

           Net income decreased by $0.4 million or 28.3% from $1.3 million in 1997 to $0.9 million in 1998, as a result of the factors previously indicated. Net income as a percentage of net sales decreased from 6.3% in 1997 to 4.5% in 1998.

           Nine Months Ended September 30, 1998 Compared With Nine Months Ended September 30, 1997

           Net sales for the first nine months of 1998 decreased by $0.7 million or 1.1% from $65.2 million in 1997 to $64.5 million in 1998 due to lower sales in porosity controlled products and some traditional blanket applications.

           Gross profit remained the same in 1997 and 1998 at $32.1 million. Gross profit as a percentage of net sales increased from 49.2% in 1997 to 49.8% in 1998. The increase was due to fewer outside purchases and resales of ceramic fiber and a one time decrease in royalty liabilities, offset in part by the lower sales and by increased price competition in several markets.

           Selling, general and administrative expenses increased by $1.2 million or 7.0% from $16.8 million in 1997 to $18.0 million in 1998, primarily as a result of recruitment and relocation costs for sales and marketing personnel, the non-recurring elimination of a $0.3 million liability in 1997 relating to the provision for an airborne emissions study, increased new product development and testing expenses and additional resource allocation on strategic development initiatives. Selling, general and administrative expenses as a percentage of sales increased from 25.7% in 1997 to 27.8% in 1998.

           Operating income decreased by $1.1 million, or 7.4% from $15.3 million in 1997 to $14.2 million in 1998. Operating income as a percentage of net sales decreased from 23.5% in 1997 to 22.0% in 1998, as a result of the factors previously indicated.

           Interest expense decreased by $0.5 million or 4.7% from $9.5 million in 1997 to $9.0 million in 1998 primarily due to the lower level of long term debt. Interest expense as a percentage of net sales decreased from 14.5% in 1997 to 14.0% in 1998.

           Provision for income taxes decreased $0.9 million, or 36.5%, from $2.4 million in 1997 to $1.5 million in 1998. The effective income tax rate decreased from 37.1% in 1997 to 28.5% in 1998, primarily as a result of recognizing deferred tax benefits resulting from the Recapitalization which were previously unrecognized.

           Extraordinary items were $0.1 million in 1998, compared to zero in 1997, and related to the excess of purchase price over book value of $2 million Senior Notes repurchased on August 25, 1998.

           Net income increased by $0.3 million, or 8.5% from $3.5 million in 1997 to $3.8 million in 1998, as a result of factors previously indicated. Net income as a percentage of net sales increased from 5.4% in 1997 to 5.9% in 1998.

           Liquidity and Capital Resources

           During the nine-month period ended September 30, 1998, the Company's cash flows from operating activities decreased by $3.5 million or 27.4%, from $12.7 million in 1997 to $9.2 million in 1997. This decrease was the result of increases in the level of inventories and reductions in the level of accounts payable, offset in part by higher net income, depreciation and accrued expenses.

           Cash outflows from investing activities decreased $5.2 million or 75.1% from $6.9 million in 1997 to $1.7 million in 1998. This decrease was due to lower capital spending as a result of the completion of the expansion project at the New Carlisle, Indiana, facility.

           Cash outflows from financing activities increased by $0.4 million from $6.7 million in 1997 to $7.1 million in 1998. During 1998 the Company made voluntary prepayments of principal of $3.0 million on its Term Loan, repurchased $2 million of Senior Notes and repaid $2.1 million against its $20 million revolving credit facility.

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

           On August 25, 1998 the Company repurchased $2 million of Senior Notes for a total of $2,092,500. The excess of the purchase price over book value has been shown on the Statement of Income as an extraordinary item net of applicable income taxes.


Impact of Year 2000

Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs would recognize a date using "00" as the year 1900 rather than the year 2000. This could have caused a system failure or miscalculation resulting in disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has completed an assessment of its Year 2000 readiness and believes it has identified all significant areas with potential date-related problems. The company has determined which of those identified areas are critical to the normal operation of the business, and has developed a remediation plan for those critical areas. Of those critical systems, the Company has completed and put into production corrections or upgrades to all but one identified system as of September 30, 1998. The completed systems include all line of business software, support software, networks and plant production control systems, with the exception of payroll. That final critical system, payroll, is being addressed by the outsourcing vendor and is on schedule for conversion to a Year 2000 compliant version in the first quarter of 1999. The Company is working with the payroll vendors to assure that this timetable is met.

In addition to the critical systems identified, there are other systems or pieces of equipment which assist in the day to day operation of the company, but are not vital to business operations. An action plan is in place to provide for the Year 2000 readiness of these other items either through upgrade, repair or replacement. This is a continuous process which is underway now, and will be continuing through 1999. Although the Company expects that these other items will be Year 2000 compliant by late 1999, the Company does not believe these other items will seriously disrupt the orderly conduct of its business even if not corrected or replaced within the time frame.

It is the Company's current policy to keep much of its operational software on maintenance contracts which provide the most current versions of the software as a part of the contracts. Most vendors have supplied Year 2000 compliant software as a part of their normal product enhancement and evolution, and these upgrades have been or are being applied to achieve Year 2000 readiness. The Company understands from these software vendors that they have performed substantial product quality assurance testing of their products prior to general release, contributing to their assurance of their products' Year 2000 readiness. In addition, the Company, as part of its implementation process, has performed additional testing and verification prior to production cutover. Although the software has been tested to the best of the supplier's and the Company's ability, there is no absolute assurance that these various software systems are indeed Year 2000 compliant.

The total Year 2000 project cost is estimated at approximately $250,000 which includes $100,000 for the purchase of new software or equipment that will be capitalized, and $150,000 that will be expensed as incurred. To date the company has incurred and expensed approximately $125,000 primarily for the assessment effort and remediation of the line of business software.

All funds used for Year 2000 remediation have been a part of normal operating expenses and on-going capital budgeting. The external and extraordinary Year 2000 Information Technology remediation costs are estimated to total less than 5% of the IT budget.

The costs of the project and the completion date of the remaining items are based on management's best estimates which were derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. However there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause material differences include but are not limited to the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

The Company's review of the status of key supplier's Year 2000 readiness leads management to expect that there will be no material adverse impact in key suppliers' ability to provide the Company with the products and services needed for the orderly conduct of business in the year 2000 and beyond. In addition, the Company has not been able to identify any probable indirect material adverse impact on its operations or financial condition likely to result from the effects of the Year 2000 problems on its vendors, customers, agents, or other third parties, but the ability to assess such effects is extremely limited and the failure of third parties to appropriately address Year 2000 problems could have material adverse effects on the Company.

The only Year 2000 problem that the Company has identified and considers reasonably likely of occurrence that might materially adversely affect the Company's results of operations or financial condition would be if the Company's payroll vendor were unable to deliver a Year 2000 compliant upgrade on the promised schedule. The vendor has indicated to the Company that they have a Year 2000 compliant version of their software running in production with several other customers. The Company is working with them and monitoring the project closely to assure timely completion of the effort. Should the payroll vendor not be able to deliver a Year 2000 compliant version of their software on their indicated schedule the Company would be required to calculate its payroll information on a manual basis, until an alternative payroll service provider can be identified and qualified.


Effects of New Accounting Pronouncements

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or stockholders' deficit. Statement 130 requires the Company's cumulative translation adjustment, which prior to adoption was reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform with the requirements of Statement 130. During the three months and nine months ended September 30, 1998, total comprehensive income, which was comprised of net income and foreign currency translation adjustments, amounted to approximately $968,000 and $3,805,000, respectively ($1,269,000 and $3,338,000, respectively for 1997).


Item 3.      Quantitative and Qualitative Disclosures About Market Risk
             Not Applicable


PART II.   OTHER INFORMATION

Item 1.        Legal Proceedings

               None.

Item 2.        Changes in Securities

               Note  D  of  notes  to  the  condensed   consolidated   financial
               statements included in this report is incorporated herein by reference.

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



                                   UNIFRAX CORPORATION



Date: November 13, 1998                     By: /s/ William P. Kelly
      -----------------                     --------------------
                                            William P. Kelly, President and
                                            Chief Executive Officer


Date: November 13, 1998                     By: /s/ Mark D. Roos
      -----------------                     --------------------
                                            Mark D. Roos, Vice President
                                            and Chief Financial Officer