Form 10-K
period 1998-12-31
UNIFRAX INVESTMENT CORP
filed 1999-03-30
CIK 1021285

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     For fiscal year ended December 31, 1998

                             Commission File Number:

                               UNIFRAX CORPORATION
             (Exact name of registrant as specified in its charter)


                                    Delaware
                 (State or other jurisdiction of incorporation)

                                   34-1535916
                      (I.R.S. Employer Identification No.)

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

Prior to February 29, 1996, Unifrax was known as The Carborundum Company ("Carborundum") and included a number of divisions and subsidiaries engaged in various manufacturing businesses. On February 29, 1996, all of the Carborundum businesses except for Unifrax were sold to Societe Europeenne des Produits Refractaires and various other units of Compagnie de Saint Gobain ("SEPR"). Concurrent with the Saint-Gobain Sale, Carborundum was re-named Unifrax. In connection with this sale, The British Petroleum Company p.l.c. ("BP") and SEPR entered into various agreements regarding the ongoing relationship between Unifrax and SEPR subsequent to the closing of the transaction. These agreements expire March 1, 2001, with certain exceptions. The Company must provide SEPR with certain specified technical services and product information for which, in certain circumstances, the Company will receive a royalty.

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

         Ceramic fiber's most common application has been to line industrial furnaces, where high temperatures demand its heat-resistant characteristics. Historically, the industrial furnace-related market has represented the largest percentage of the Company's sales. Increasingly, the Company has applied its expertise to rapidly-growing, high value-added niche markets, including automotive, power generation, and fire protection.

MARKETS

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

         The Company's operations in Tonawanda, New York, in early 1997 became certified under the International Quality Standard, ISO 9000, and the rigorous U.S. automotive standard, QS 9000. During 1998, the Company's operations in New Carlisle, Indiana and in Amherst, New York also became certified under ISO 9000.

         In late 1997 the Company successfully brought into service its expanded furnacing capability at its New Carlisle, Indiana, facility. At a cost of over $14 million, this project was undertaken as a strategic move to meet the anticipated growing demand for ceramic fiber products.

RAW MATERIALS

         Although the Company purchases some of its raw materials from sole suppliers, substitute materials are available from other suppliers on similar terms. Supplier changes would require some level of product and process qualification, but there are no technical barriers identified. The exception is vermiculite, a mineral which is an important raw material in the manufacture of XPE(TM) which is used in automotive catalytic converter gaskets. The Company currently purchases the majority of its requirements of vermiculite from an overseas source and the balance from a U.S. supplier. Because vermiculite from the overseas source has superior performance qualities, the Company believes that over the next two to three years, both it and its competitors will continue to rely on the overseas source.

RESEARCH AND DEVELOPMENT

         The research and development group, located at the Company's headquarters, operates in a 9,500 square foot laboratory, including facilities for pilot plant development and traditional research and development activities.

         The Company has maintained a strong financial commitment to its research and development program. Research and development expense constituted approximately 3.1% and 3.2% of net sales during the years 1997 and 1998, respectively.

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

         The Company's PSP also includes elements designed to identify exposed populations, monitor employee and customer exposures and pursue exposure reductions. Initial assessments indicate that most ceramic fiber exposure is confined to the workplace and to a limited population of about 30,000 persons. Employee and customer exposure monitoring has been conducted by the Company under a rigorous protocol, jointly adopted pursuant to a voluntary consent agreement by the U.S. Environmental Protection Agency ("EPA") and the Refractory Ceramic Fiber Coalition ("RCFC"), the ceramic fiber industry trade association. Under the terms of this agreement, industry and customer workplace monitoring samples were taken for a period of five years concluding in mid-1998.

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

         Some regulators in other countries have adopted a variety of regulatory thresholds. Member States of the European Union voted in November 1997, under DG XI, to classify ceramic fiber as "Category 2: Substances which should be regarded as if they are carcinogenic to man" on the basis of animal studies, although refractory ceramic fiber exposure has not been associated with any respiratory disease in humans. If the U.S. were to adopt legislative or regulatory standards severely restricting the use of ceramic fiber or severely limiting fiber exposure, a material adverse effect on the Company's business could result.

ENVIRONMENTAL REGULATION

         The Company's operations and properties are subject to a wide variety of foreign, federal, state and local laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contamination in the environment, and the health and safety of employees and other persons. As such, the nature of the Company's operations exposes it to the risk of claims with respect to environmental protection and health and safety matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Reference is made to the information included in Note 14 to the consolidated financial statements included in this Form 10-K, and to information appearing under the headings "Health and Safety Indemnity" and "Environmental Indemnity" provided under Item 13 of this Form 10-K, which are hereby incorporated herein by reference.

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

EMPLOYEES

         As of December 31, 1998, the Company employed approximately 406 persons on a full-time basis, Approximately 66 employees at the Company's Tonawanda plant are members of the Oil, Chemical and Atomic Workers union.

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

         The following table provides a description of the Company's principal facilities.


                         Approximate
Plant Site               Square Feet        Status          Use
----------               -----------        ------          ----

New Carlisle, IN         230,000             Owned      Bulk ceramic fiber, blankets, modules, boards

Tonawanda, NY            144,000             Leased     Papers, felts, boards, XPE(TM), porosity-controlled paper

Amherst, NY               42,000             Leased     Woven and spun textiles

Sanborn, NY               10,000             Leased     Fibermax(R) high temperature fiber

Niagara Falls, NY         33,000             Owned      Headquarters, research laboratory


ITEM 3.       LEGAL PROCEEDINGS

         Reference is made to the information included in Note 14 to the consolidated financial statements of the Company included under Item 8 in this Form 10-K, which is hereby incorporated herein by reference.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         There is no established public trading market for the Company's stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements and related notes in Item 8 of this Form 10-K.


                                                                   Year Ended December 31,
                                              1994            1995            1996          1997           1998
                                              ----            ----            ----          ----           ----
                                                                 (Dollars in Thousands)

STATEMENT OF INCOME DATA:
Net sales                                  $76,246          $84,064         $91,631       $87,111        $85,499
Income before interest and income taxes     17,708           21,448          22,429        20,039         18,338
Interest expense                                 -                -           2,246        12,537         11,988
Provision for income taxes                   7,256            8,743           8,543         1,937          2,305
                                           -------          -------         -------       -------        -------
Net income                                 $10,452          $12,705         $11,640       $ 5,565        $ 4,045
                                           =======          =======         =======       =======        =======

OTHER DATA:
EBITDA(a)                                  $21,928          $25,749         $26,520       $25,362        $23,987
Depreciation and amortization                4,220            4,301           4,091         5,323          5,649
Cash Flows From Operating Activities        11,324           18,925          18,631        13,987          9,243
Cash Flows From Investing Activities        (2,578)          (3,593)         (8,579)       (9,276)        (3,759)
Cash Flows From Financing Activities        (8,743)         (15,393)         (9,191)       (5,250)        (5,800)

BALANCE SHEET DATA (AT PERIOD
     END):
Working capital                           $ 16,688         $ 14,763        $ 14,022      $ 12,921       $  4,858
Long Term Debt                                  --               --         127,750       122,500        105,950
Total assets  56,897                        54,239           93,391          90,462        88,654
Total liabilities                           18,943           18,815         147,455       136,641        130,778
Parent company investment(b)                37,954           35,424              --            --             --
Stockholders' Deficit(b)                        --               --         (54,064)      (46,179)       (42,124)


(a) "EBITDA" means earnings from operations before interest expense, taxes, depreciation, and amortization. EBITDA is included because management believes that it is an indicator used by investors to gauge a company's ability to service its interest and principal obligations. EBITDA should not be considered in isolation from, as a substitute for, or as being more meaningful than net income, cash flows from operating, investing and financing activities or other income or cash flow statement data prepared in accordance with generally accepted accounting principles and should not be construed as an indication of the Company's operating performance or as a measure of liquidity. EBITDA, as presented herein, may be calculated differently by other companies and, as such, EBITDA amounts presented herein may not be comparable to other similarly titled measures of other companies.

(b) Prior to consummation of the Recapitalization, the Company was accounted for as a division of Carborundum rather than as a subsidiary, and had no separately identifiable equity other than an amount equal to its net assets captioned as "parent company investment." In connection with the Recapitalization, this investment was eliminated and replaced by stockholders' deficit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements included in this Management Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and of Section 21F of the Securities Exchange Act of 1934, as amended. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will continue," "will result," or words or phrases of similar meaning. Additional oral or written forward looking statements may be made by the Company from time to time, and such statements may be included in documents filed with the Securities and Exchange Commission. Such forward looking statements involve risks and uncertainties which could cause results or outcomes to differ materially from those expressed in such forward looking statements. Among the important factors on which such statements are based are assumptions concerning the continuing strength of the ceramic fiber market on which the Company is substantially dependent, changing prices for ceramic fiber products, acceptance of new products, the status of health and safety issues affecting the ceramic fiber industry in general and the Company in particular, the Company's continuing ability to operate under the restrictions imposed by the substantial indebtedness which it is subject to, the risks associated with international operations, the impact of environmental regulations on the Company's operations and property and related governmental regulations, and the continuing availability of certain raw materials, including vermiculite which is purchased from an overseas source.

GENERAL

         The following section should be read in conjunction with the other information set forth in this document, including the financial statements and the notes thereto.

RESULTS OF OPERATIONS

                                                 Year Ended December 31,
                                          1996          1997          1998
                                          ----          ----          ----

Net sales                                 100.0%       100.0%        100.0%
Cost of goods sold                         50.9         50.7          51.2
                                          -----        -----         -----
Gross profit                               49.1         49.3          48.8
Selling, general and administrative        21.9         23.2          24.1
Allocated corporate charges                 0.4          -             -
Research & development                      2.5          3.1           3.2
                                          -----        -----         -----
Operating income                           24.3%        23.0%         21.5%

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

     Net sales decreased $1.6 million or 1.9% from $87.1 million in 1997 to $85.5 million in 1998. Several Unifrax markets for ceramic fiber, including petrochemicals, steel and power generation, weakened during 1998 as a consequence of global economic pressures and uncertainty. Also, porosity-controlled products continued to be affected by automotive industry airbag design changes toward systems using less filtration.

     Gross profit declined by $1.3 million, or 2.8%, from $43.0 million in 1997 to $41.7 million in 1998. Gross profit as a percentage of net sales decreased slightly from 49.3% in 1997 to 48.8% in 1998. The decline in gross profit was due to the lower sales volume and downward pressure on prices in the automotive market and in some traditional markets.

     Selling, general and administrative expenses increased by $0.4 million or 1.9%, from $20.2 million in 1997 to $20.6 million in 1998 as a result of inflation, offset partially by the effects of the lower sales volume. Selling, general and administrative expenses as a percentage of net sales increased from 23.2% in 1997 to 24.1% in 1998.

     Research and development expenses increased by $0.1 million or 1.3% from $2.7 million in 1997 to $2.8 million in 1998. The higher expense was due to additional testing and development expenditures for new products. Research and development expenses as a percentage of net sales were 3.1% in 1997 and 3.2% in 1998.

     Operating income decreased by $1.6 million, or 8.2%, from $20.0 million in 1997 to $18.4 million in 1998. Operating income as a percentage of net sales decreased from 23.0% in 1997 to 21.5% in 1998, as a result of the factors previously indicated.

     Interest expense decreased by $0.6 million, or 5.1%, from $12.5 million in 1997 to $11.9 million in 1998 as a result of the repurchase of $2.0 million of 10.5% Senior Notes, voluntary prepayment of principal on the term loan, lower interest rates on borrowings, and conversion of the amount due affiliates into preferred stock of the Company. Interest expense as a percentage of net sales decreased from 14.4% in 1997 to 13.9% in 1998.

     Provision for income taxes increased $0.4 million, or 20.7%, from $1.9 million in 1997 to $2.3 million in 1998. The effective income tax rate increased from 25.8% in 1997 to 36.3% in 1998. The effective income tax rate for 1997 was less than that which would be expected due to the recognition of $1.0 million of deferred tax assets resulting from the Recapitalization which were, prior to 1997, unrecognized.

     Net income decreased by $1.6 million, or 27.3%, from $5.6 million in 1997 to $4.0 million in 1998, as a result of factors previously indicated. Net income as a percentage of net sales decreased from 6.4% in 1997 to 4.7% in 1998, as a result of the factors discussed above.

     EBITDA decreased by $1.4 million, or 5.4%, from $25.4 million in 1997 to $24.0 million in 1998. The decrease in EBITDA is attributable to the factors affecting operating income which were discussed above, offset partially by an increase in depreciation and amortization from $5.3 million in 1997 to $5.7 million in 1998, resulting from the capacity expansion in New Carlisle. EBITDA as a percent of net sales decreased from 29.1% in 1997 to 28.1% in 1998.

     Capital Expenditures decreased $5.6 million, or 59.4%, from $9.4 million in 1997 to $3.8 million in 1998, due primarily to the completion of the investment in capacity expansion in New Carlisle. Capital expenditures in 1998 included projects to replace worn equipment, to reduce costs and to increase capacity in certain processes. Working capital decreased from $12.9 million in 1997 to $4.9 million in 1998. Increased levels of raw materials and in-process inventories were offset by the reclassification of the note payable--affiliate from long term to current liabilities, and also the current portion of long term debt to current liabilities.

     Cash flows from operating activities decreased $4.8 million, or 33.9%, from $14.0 million in 1997 to $9.2 million in 1998 as a consequence of the lower net income and inventory change discussed above. Cash outflows from investing activities decreased $5.5 million from $9.3 million in 1997 to $3.8 million in 1998 due to decreased capital expenditures. Cash outflows from financing activities increased $0.5 million from $5.3 million in 1997 to $5.8 million in 1998.

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

     Selling, general and administrative expenses increased by $0.2 million or 1.1%, from $20.0 million in 1996 to $20.2 million in 1997 as a result of inflation, offset partially by the effects of the lower sales volume. Selling, general and administrative expenses as a percentage of net sales increased from 21.8% in 1996 to 23.2% in 1997.

     Allocated corporate charges decreased by $0.3 million or 100% from $0.3 million in 1996 to $0 in 1997, due to the elimination of the allocated corporate charges. Allocated corporate charges were recognized for only two months of 1996, as the Saint-Gobain Sale was completed on February 29, 1996. Subsequent to the Sale, the Company began purchasing services on an arm's length basis from unrelated third parties, or providing the services internally. The arm's length purchases of services are included in selling, general and administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

         In conjunction with the Recapitalization and sale to Unifrax Holding, the Company entered into a Credit Agreement pursuant to which the Company has available to it a $25.0 million term loan and a $20.0 million revolving credit facility. The revolving credit facility is available for working capital and other corporate purposes. Loans under the Credit Agreement bear interest at a rate based upon LIBOR or the lender's prime rate plus a negotiated margin. In addition, the Company issued to BP Exploration (Alaska), Inc. a subordinated $7.0 million note bearing interest at prime, with principal repayment due October, 1999. The Company also incurred $100 million of long term indebtedness in the form of an indenture for senior notes at 10.5% per annum as part of the Recapitalization and sale. Both the indenture and the Credit Agreement contain certain restrictive covenants including requirements that the Company meet certain financial ratio tests and limitations on the ability of the Company to incur additional indebtedness. At December 31, 1998, the Company was in compliance with all Credit Agreement and Indenture covenants.

         During 1998 the Company made voluntary prepayments of principal totaling $3.0 million on its Term Loan thereby reducing the balance outstanding from $13.0 million at December 31, 1997 to $10.0 million at December 31, 1998. As of December 31, 1998 the Company borrowed $1.7 million against its $20.0 million revolving credit facility.

         On August 25, 1998, the Company repurchased $2 million face value of Senior Notes.

         Management believes that cash flows from operations and the available credit facility will be sufficient to fund operating and capital expenditure needs for 1999.

         Prior to the Recapitalization, the results of operations of the Company's U.S. subsidiaries were included in the consolidated U.S. corporate income tax return of BP America, Inc. ("BP America"). The Company's provision for income taxes was computed as if the Company filed its annual tax returns on a separate company basis. The current portion of the income tax provision was satisfied by the Company through a charge or credit to parent company investment.

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

         At December 31, 1998, the Company had Federal and state net operating loss carryforwards totaling approximately $17.4 million which will be available to offset future taxable income. These net operating loss carryforwards expire in 2011 through 2013.

LEGAL PROCEEDINGS

         Reference is made to the information included in Note 14 to the consolidated financial statements of the Company included under Item 8 in this Form 10-K, which is hereby incorporated herein by reference.

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

         The Company has completed an assessment of its Year 2000 readiness and believes it has identified all significant areas with potential date-related problems. The Company has determined which of those identified areas are critical to the normal operation of the business, and has developed a remediation plan for non-compliant, critical areas. Of those non-compliant, critical systems, the Company has completed and put into production corrections or upgrades to all but one identified system as of December 31, 1998. The completed systems include all line of business software, support software and networks, with the exception of payroll. Payroll is the final critical system, and is being addressed by the outsourcing vendor. Conversion to a Year 2000 compliant version is scheduled for the second quarter of 1999. The Company is working with the payroll vendors to assure that this timetable is met.

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

         It is the Company's current policy to keep much of its operational software, both critical and noncritical, on maintenance contracts which provide the most current versions of the software as a part of the contracts. Most vendors have supplied Year 2000 compliant software as a part of their normal product enhancement and evolution, and these upgrades have been or are being applied to achieve Year 2000 readiness. The Company understands from these software vendors that they have performed substantial product quality assurance testing of their products prior to general release, contributing to their assurance of their products' Year 2000 readiness. In addition, the Company, as part of its implementation process, performed additional testing and verification of substantially all software, including software not under maintenance contracts. Although the software has been tested to the best of the supplier's and the Company's ability, there is no absolute assurance that these various software systems are indeed Year 2000 compliant.

         The total Year 2000 project cost is estimated at approximately $250,000 which includes $100,000 for the purchase of new software or equipment that will be capitalized, and $150,000 that will be expensed as incurred. To date the Company has incurred and expensed approximately $125,000 primarily for the assessment effort and remediation of the line of business software. All funds used for Year 2000 remediation have been treated as a part of normal operating expenses and on-going capital budgeting.

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

         The only Year 2000 problem that the Company has identified and considers reasonably likely of occurrence that might materially adversely affect the Company's results of operations or financial condition would be if the Company's payroll vendor were unable to deliver a Year 2000 compliant upgrade on the promised schedule. The vendor has indicated to the Company that they have a Year 2000 compliant version of their software running in production with several other customers. The Company is working with them and monitoring the project closely to assure timely completion of the effort. Should the payroll vendor not be able to deliver a Year 2000 compliant version of their software by December 31, 1999, the Company could be required to calculate its payroll information on a manual basis until an alternative payroll service provider can be identified and qualified.

ITEM 7A.      MARKET RISK DISCLOSURES

         The Company is exposed to certain market risks, principally changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

         The Company has various long-term indebtedness outstanding at December 31, 1998. The interest impact of an increase in interest rates of 100 basis points (1%) would be as follows:

Instrument                         Interest Rate              Impact on Earnings
---------                          -------------                 (in thousands)
                                                                  ------------
Loan and Security Agreement        LIBOR plus 100 - 175 points     $  (117)

Senior Notes                       Fixed                                 -

Note payable - affiliate           Prime                               (70)
                                                                   -------

                                                                      (187)

Less tax benefit                                                        65

Net income reduction                                               $  (122)

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                                                     Page in
                                                                     Form 10K
                                                                     --------


Report of Independent Auditors                                         15
Consolidated Balance Sheets as of December 31, 1997 and 1998           16
Consolidated Statements of Income for the Years Ended
     December 31, 1996, 1997 and 1998                                  17
Consolidated Statements of Parent Company Investment and Stockholders'
     Deficit for the years ended December 31, 1996, 1997, and 1998 18 Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1996, 1997 and 1998                                  19
Notes to Consolidated Financial Statements                             20

                         Report of Independent Auditors


Board of Directors
Unifrax Corporation


We have audited the accompanying consolidated balance sheets of Unifrax Corporation as of December 31, 1997 and 1998, and the related consolidated statements of income, parent company investment and stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unifrax Corporation at December 31, 1997 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  /s/ Ernst & Young LLP

Buffalo, New York
February 19, 1999



                                                        Unifrax Corporation

                                                      Consolidated Balance Sheets


                                                                                          December 31
                                                                                       1997          1998
                                                                                       ----          ----
                                                                                         (In Thousands)

Assets
Current assets:
     Cash                                                                        $      359    $       43
     Accounts receivable, trade, less allowances of $1,254
         and $708, respectively                                                      12,095        12,328
     Accounts receivable, other                                                         625           625
     Inventories                                                                      7,885        10,343
     Deferred income taxes                                                            2,320         2,494
     Prepaid expenses and other current assets                                          411           220
                                                                                 ----------    ----------
Total current assets                                                                 23,695        26,053

Property, plant and equipment, net                                                   37,516        36,707
Deferred income taxes                                                                24,849        22,402
Organization costs, net of accumulated amortization
     of $891 and $1,642, respectively                                                 4,030         3,279
Other assets                                                                            372           213
                                                                                 ----------    ----------
                                                                                 $   90,462    $   88,654
                                                                                 ==========    ==========

Liabilities and stockholders' deficit Current liabilities:
     Note payable--affiliate                                                     $        -    $    7,000
     Current portion of long term debt                                                    -         3,750
     Accounts payable                                                                 3,206         3,306
     Accrued expenses                                                                 7,568         7,139
                                                                                 ----------    ----------
Total current liabilities                                                            10,774        21,195

Long term debt                                                                      115,500       105,950
Note payable--affiliate                                                               7,000             -
Accrued postretirement benefit cost                                                   3,209         3,472
Other long-term obligations                                                             158           161
                                                                                 ----------    ----------
Total liabilities                                                                   136,641       130,778

Stockholders' deficit
Common stock--$.01 par value; 40,000 shares authorized; 20,000 shares
     issued and outstanding                                                               -             -
Redeemable convertible cumulative preferred stock--voting; $.01 par
     value; 10,000 shares authorized; 1,666.67 shares issued and outstanding              -             -
Additional paid-in capital                                                           42,520       42,520
Accumulated deficit                                                                 (88,406)      (84,361)
Accumulated other comprehensive income                                                 (293)         (283)
                                                                                 ----------    ----------
                                                                                    (46,179)      (42,124)
                                                                                 ----------    ----------
                                                                                 $   90,462    $   88,654
                                                                                 ==========    ==========

See accompanying notes to consolidated financial statements.


                                                    Unifrax Corporation

                                             Consolidated Statements of Income




                                                                  Year Ended December 31
                                                            1996           1997          1998
                                                            ----           ----          ----
                                                                      (In Thousands)

Net sales
   Outside                                             $   90,954     $   87,111    $   85,499
   Affiliates                                                 677              -             -
                                                       ----------     ----------    ----------
                                                           91,631         87,111        85,499

Cost of goods sold                                         46,635         44,154        43,760
                                                       ----------     ----------    ----------
Gross profit                                               44,996         42,957        41,739

Selling, general and administrative expenses               20,016         20,230        20,618
Research and development                                    2,305          2,734         2,770
Allocated corporate charges                                   356              -             -
                                                       ----------     ----------    ----------

Operating income                                           22,319         19,993        18,351

Royalty income, net of related expenses                       435            350           104
Other expense                                                (325)          (304)         (117)
                                                       ----------     ----------    ----------

Income before interest and income taxes                    22,429         20,039        18,338

Interest expense                                           (2,246)       (12,537)      (11,988)
                                                       ----------     ----------    ----------

Income before income taxes                                 20,183          7,502         6,350

Provision for income taxes                                  8,543          1,937         2,305
                                                       ----------     ----------    ----------

Net income                                             $   11,640     $    5,565    $    4,045
                                                       ==========     ==========    ==========


See accompanying notes to consolidated financial statements.




                                                    Unifrax Corporation

                      Consolidated Statements of Parent Company Investment and Stockholders' Deficit

                                                      (In Thousands)


                                                                            Accumulated
                                              Additional                       Other           Total        Parent
                                                Paid-In    Accumulated     Comprehensive   Stockholders'    Company    Comprehensive
                                                Capital      Deficit          Income          Deficit     Investment       Income
                                                -------      -------          ------          -------     ----------       ------

   Balance at January 1, 1996                  $      -     $     -          $     -          $     -     $   35,424
   Net income for the period January
   1, 1996 to October 30, 1996                        -           -                -                -         11,006    $   11,006
   Net change in parent company
   advances                                           -           -                -                -         (6,038)            -
   Recapitalization (Note 1)                     40,020     (94,605)             (51)         (54,636)       (40,392)            -
   Net income for the period October
   31, 1996 to December 31, 1996                      -         634                -              634              -           634
   Foreign currency translation
   adjustment                                         -           -              (62)             (62)             -           (62)
                                                 ------      ------              ----             ----        ------         ------
   Comprehensive income                                                                                                     11,578

   Balance at December 31, 1996                  40,020     (93,971)            (113)         (54,064)             -

   Net Income                                         -       5,565                -            5,565              -         5,565
   Foreign currency translation
   adjustment                                         -           -             (180)            (180)             -          (180)
                                                                                                                              -----
  Comprehensive income                                                                                                       5,385

   Issuance of Preferred Stock                    2,500           -                -            2,500              -
                                               --------   ---------         ---------         -------         ------
   Balance at December 31, 1997                  42,520     (88,406)            (293)         (46,179)             -

   Net Income                                         -       4,045                -            4,045              -         4,045
   Foreign currency translation
   adjustment                                         -           -               10               10              -            10
                                               --------   ---------         --------          -------         ------         ------
   Comprehensive income

   Balance at December 31, 1998              $   42,520 $   (84,361)       $   (283)      $   (42,124)       $     -
                                             ========== ===========        =========


See accompanying notes to consolidated financial statements.



                                                    Unifrax Corporation

                                           Consolidated Statements of Cash Flows

                                                                    Year Ended December 31
                                                             1996              1997             1998
                                                             ----              ----             ----
                                                                          (In Thousands)


Operating activities
Net income                                                 $  11,640       $   5,565     $     4,045
Adjustments to reconcile net income to cash
     provided by operating activities:
     Depreciation and amortization                             4,091           5,323          5,649
     Provision for deferred income taxes                         214           1,802          2,273
     Loss (gain) on sales of property, plant
         and equipment                                           251              20             (7)
     Changes in operating assets and liabilities:
         Accounts receivable                                   1,042           1,136           (233)
         Inventories                                          (2,390)          2,206         (2,458)
         Prepaid expenses and other current assets              (113)           (117)           191
         Accounts payable and accrued expenses                 3,447          (1,942)          (493)
         Accrued postretirement benefit cost                     311             252            263
         Other long term liabilities                              86             (78)             3
         Other                                                    52            (180)            10
                                                         -----------     -----------    -----------
Cash provided by operating activities                         18,631          13,987          9,243

Investing activities
Capital expenditures                                          (8,267)         (9,421)        (3,821)
Deferred software and other costs                               (175)              -              -
Proceeds from sales of property, plant and equipment              90             145             62
Other investing activities                                      (227)              -              -
                                                         -----------     -----------    -----------
Cash used in investing activities                             (8,579)         (9,276)        (3,759)

Financing activities
Cash transfers to parent company, net                         (7,272)              -              -
Borrowings under revolving loan                                    -          19,350         21,600
Repayments of revolving loan                                       -         (16,850)       (22,400)
Long term borrowings                                         125,000               -              -
Repayments of long-term borrowings                            (4,250)         (7,750)        (5,000)
Increase in amounts due affiliates                             2,250               -              -
Recapitalization payment                                    (120,000)              -              -
Organization costs                                            (4,919)              -              -
                                                         -----------     -----------    -----------
Cash used in financing activities                             (9,191)         (5,250)        (5,800)
                                                         -----------     -----------    -----------
Net increase (decrease) in cash                                  861            (539)          (316)
Cash--beginning of year                                           37             898            359
                                                         -----------     -----------    -----------
Cash--end of year                                        $       898     $       359    $        43
                                                         ===========     ===========    ===========


See accompanying notes to consolidated financial statements.

                               Unifrax Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1998


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

On October 30, 1996, the Company completed a comprehensive recapitalization (the "Recapitalization"). Pursuant to the Recapitalization, Unifrax redeemed 80% of its common stock held by BP in exchange for a written promise to pay an aggregate of $120 million of cash (the "Interim Obligation") and a note payable in the amount of $7 million. Concurrent with the Recapitalization, Kirtland Capital Partners II L.P. ("Kirtland") established two wholly-owned subsidiaries, Unifrax Investment Corp. ("Investment") and Unifrax Holding Co. ("Holding"). In this regard, Investment issued $100 million of senior, unsecured indebtedness and Holding purchased 90% of the remaining stock of Unifrax that was owned by BP. Subsequent to the transactions described above, Investment was merged with the Company. The proceeds of the $100 million senior, unsecured indebtedness and borrowings of $25 million under the Company's Loan and Security Agreement (see
Note 6) were used to repay the Interim Obligation and to pay certain transaction costs and fees. As a result of the Recapitalization, Holding and BP own 90% and 10%, respectively, of the Company.

The accompanying consolidated financial statements present the historical operations of Unifrax and its predecessor.

Pursuant to the Recapitalization, BP America Inc. ("BP America") a subsidiary of BP, agreed to indemnify the Company, subject to certain limitations, against all liabilities, if any, that might result from any claims for wrongful death or personal injury caused by exposure to refractory ceramic fiber products manufactured by Unifrax prior to the consummation of the Recapitalization, and against certain environmental liabilities arising prior to consummation of the Recapitalization.

The Company transacted sales of certain products through indirect wholly-owned subsidiaries of BP in Europe (XPE Vertriebs GmbH) and South America (NAF Brasil Ltda.). Prior to the Recapitalization, BP contributed these related sales corporations to Unifrax. The results of XPE Vertriebs GmbH and NAF Brasil Ltda. are included in the consolidated financial statements of Unifrax at historical cost.

Unifrax incurred certain common costs which related to both Unifrax and other Carborundum operations. The Company has made certain allocations of expenses in the accompanying consolidated financial statements. The Company believes that the basis of such allocations is reasonable, however, the amounts could differ from amounts that would be determined if the Company had operated on a stand-alone basis during the periods presented.

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

During the two month period ended February 29, 1996, the Company's sales to businesses included as part of this sale amounted to $677,000.

In connection with this sale, BP and SEPR entered into various agreements regarding the ongoing relationship between Unifrax and SEPR subsequent to the closing of the transaction. These agreements expire March 1, 2001, with certain exceptions. The Company must provide SEPR with certain specified technical services and product information for which, in certain circumstances, the Company will receive a royalty.

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

Income Taxes

Prior to the Recapitalization (see Note 1), the results of operations of the Company's U.S. subsidiaries were included in the consolidated U.S. corporate income tax return of BP America. The Company's provision for income taxes was computed as if the Company filed its annual tax returns on a separate company basis. The current portion of the income tax provision was satisfied by the Company through a charge or credit to parent company investment.

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

Accounting for Stock Based Compensation

The  Company   accounts  for  stock  options   granted  under  its   stock-based
compensation  plan in  accordance  with the  intrinsic  value  based  method  of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as allowed under Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Advertising Costs

Advertising costs, which consist principally of advertisements in trade journals, brochures, and attendance at trade shows, are expensed as incurred. Advertising costs totaled $828,000, $792,000 and $810,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

Health, Safety and Environmental Quality Programs

Costs associated with the Company's Health, Safety and Environmental Quality ("HSEQ") programs, which include the Company's Product Stewardship Program, the Ceramic Fibers Advisory Board, ongoing employee health studies and workplace exposure monitoring studies, are expensed as incurred. Amounts charged to operations during the years ended December 31, 1996, 1997 and 1998 relating to HSEQ and testing in connection with research and development totaled $1,559,000, $1,253,000 and $1,738,000, respectively, and are included in selling, general and administrative expenses, and research and development in the accompanying statements of income.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Effects of New Accounting Pronouncements

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or stockholders' deficit. Statement 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' deficit, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform with the requirements of Statement 130.

4.   Inventories

Major classes of inventories are as follows:

                                     December 31
                                  1997         1998
                                  ----         ----

Raw material and supplies     $   1,598    $   3,459
In-process                        1,551        2,008
Finished product                  4,410        4,341
                              ---------    ---------
                                  7,559        9,808
Adjustment to LIFO cost             326          535
                              ---------    ---------
                              $   7,885    $  10,343
                              =========    =========

The cost of inventories determined on the LIFO method exceeds the current cost of inventories principally as a result of reduced manufacturing costs.

5.   Property, Plant and Equipment

Property, plant and equipment consist of the following:


                                                          December 31
                                                   1997                 1998
                                                   ----                 ----
                                                         (In Thousands)


Land and land improvements                       $       1,974    $       1,982
Buildings                                               18,589           18,793
Machinery, equipment, furniture and fixtures            48,909           50,759
Construction in progress                                 1,435            2,829
                                                 -------------    -------------
                                                        70,907           74,363
Less accumulated depreciation                          (33,391)         (37,656)
                                                 -------------    -------------
                                                 $      37,516    $      36,707
                                                 =============    =============

For the years ended December 31, 1996, 1997 and 1998, depreciation expense amounted to $3,910,000, $4,383,000 and $4,739,000, respectively.

6.   Long Term Debt and Note Payable -- Affiliate

Long term debt consists of the following:
                                                  December 31

                                              1997           1998
                                              ----           ----
                                                 (In Thousands)

10 1/2% Senior Notes due 2003             $  100,000    $   98,000
Loan and Security Agreement:
     Term loan                                13,000        10,000
     Revolving loan                            2,500         1,700
                                          ----------    ----------
                                             115,500       109,700
Less current portion                               -         3,750
                                          ----------    ----------
Long term debt                            $  115,500    $  105,950
                                          ==========    ==========

The Company's Loan and Security Agreement dated as of October 30, 1996 ("Loan Agreement") enables the Company to borrow up to $45,000,000 as follows: a term loan of $25,000,000 (reduced by repayments subsequent to October 30, 1996) and revolving loans plus letter of credit obligations not to exceed $20,000,000. Interest rates on the revolving loan and term loan range from LIBOR plus 1.00% to LIBOR plus 1.75%, as defined. A fee of .25% is charged on the average daily amount by which the revolving credit amount available exceeds the outstanding principal balance of revolving loans plus the letter of credit obligations. As of December 31, 1998, the Company had a letter of credit in effect of $624,000 as required by the State of New York for Worker's Compensation. The weighted average interest rate on the obligations outstanding at December 31, 1998 was 7.04% (7.68% at December 31, 1997). All outstanding amounts under the Loan Agreement mature October 2001.

The Loan Agreement contains various restrictive covenants which include, but are not limited to, a minimum net worth requirement, a minimum fixed charge coverage ratio, a minimum interest coverage ratio, and restrictions on capital expenditures, distributions, and incurring debt, as defined. Borrowings under the Loan Agreement are secured by assets of the Company including, but not limited to, accounts receivable, inventory, equipment and fixtures.

On August 25,  1998,  the Company  repurchased  $2 million  face value of Senior
Notes.

The note payable--affiliate accrues interest, payable annually, at the prime lending rate (7.75% at December 31, 1998; 8.50% at December 31, 1997). This obligation matures in October, 1999.

Maturities of long-term debt and note payable--affiliate are as follows (in thousands):

         1999          $    10,750
         2000                6,250
         2001                1,700
         2002                    -
         2003               98,000


Interest payments made in 1997 and 1998 amounted to $12,417,000 and $12,031,000, respectively.

7.   Fair Value of Financial Instruments

At December 31, 1997 and 1998, the carrying amount and the fair value of the Company's financial instruments were as follows. Bracketed amounts in the carrying amount column represent liabilities for potential cash outflows. Bracketed amounts in the fair value column represent estimated cash outflows required to currently settle the financial instrument at current market rates.

                                                        December 31
                                                 1997                  1998
                                                 ----                  ----
                                     Carrying      Fair      Carrying     Fair
                                      Amount       Value      Amount     Value
                                      ------       -----      ------     -----
                                                    (In Thousands)
Assets:
     Cash and cash equivalents  $     359     $    359     $      43  $     43

Liabilities:
     Long-term debt (including
         current maturities)     (122,500)    (127,500)     (116,700) (120,620)

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments. The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value. The fair value of the Company's senior notes were estimated using quoted prices. The fair value of variable rate loans approximate carrying amounts.

8.   Related Party Transactions

Prior to the Saint-Gobain Sale (see Note 2), certain support services, such as information systems, credit and collections, payroll, corporate communications and health, safety, and environmental quality were provided to all domestic Unifrax businesses on a centralized basis by Carborundum. Costs for these services were allocated based on usage. The Company was charged for such services in the amount of $168,000 for the two month period ended February 29, 1996.

In addition, certain other indirect administrative expenses of Unifrax, as well as research and development activities, except those research and development activities relating specifically to ceramic fiber businesses, were allocated to the businesses by Carborundum, either based on the level of service provided or based on the overall cost structure of Unifrax. Amounts allocated to the Company amounted to $356,000 for the two month period ended February 29, 1996.

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

Prior to the Recapitalization (see Note 1), the Company's property, product and certain other loss exposures were insured through insurance premiums paid to indirect wholly-owned insurance subsidiaries of BP. In addition, the Company was self-insured for all workers' compensation loss exposures. Insurance premiums charged to operations for these various insurance categories during the period from January 1, 1996 to October 30, 1996 amounted to $211,000. Management estimates the cost for these insurance categories on a stand-alone basis would have been approximately $800,000 per annum for the year ended December 31, 1996.

The Company historically performed research and development activities for all Carborundum ceramic fiber businesses and performed certain research and development services for a joint venture affiliated with Carborundum. The Company granted licenses to the ceramic fiber businesses located outside of North America and to the joint venture to use the technology developed and charged a royalty based upon the level of sales of products manufactured at such businesses. The amounts charged to these businesses totaled $148,000 for the two month period ended February 29, 1996, and is included in royalty income, net of related expenses, in the accompanying statements of income. As discussed in Note 2, the Company, for a period of five years ending on March 1, 2001, will continue to provide ceramic fiber businesses located outside of North America with specified technical services and product information for which, in certain situations, the Company will receive a royalty.

The Company periodically entered into product purchase transactions with certain BP affiliates. Purchases from such entities during the two month period ended February 29, 1996 totaled $331,000.

During 1996, the Company paid Kirtland a financing fee of $500,000 as compensation for its services as financial advisor. In addition, Kirtland and the Company entered into an Advisory Services Agreement pursuant to which Kirtland will provide management consulting and financial advisory services to the Company for an annual fee initially in the amount of $300,000. The Company paid $50,000 in 1996, $300,000 in 1997, and $300,000 in 1998 to Kirtland in
connection with the Advisory Services Agreement.

As a consequence of the Recapitalization, Holding advanced the Company $2,250,000 in December, 1996. During 1997 this advance was converted to 1,500 shares of 6% cumulative preferred stock. To preserve its 10% ownership in the Company, BP subsequently exchanged interest owed to it on the Note payable-affiliate for 166.67 shares of 6% cumulative preferred stock.

9.   Accrued Expenses

Accrued expenses consist of the following:

                                                          December 31
                                                      1997          1998
                                                      ----          ----
                                                        (In Thousands)

Accrued compensation and employee benefits          $  2,963    $  2,726
Ceramic fiber product stewardship and monitoring         618         742
Interest                                               2,028       1,989
Other                                                  1,959       1,682
                                                    --------    --------
                                                    $  7,568    $  7,139
                                                    ========    ========

10.  Pension and Other Retirement Benefits

Prior to the Recapitalization (see Note 1), the Company participated in defined benefit retirement plans sponsored by BP America. These defined benefit retirement plans were of two general types--flat dollar plans and salary related plans. Flat dollar plans, which are negotiated with unions, pay benefits based on length of service. Salary related plans, pertaining to all non-hourly employees, pay benefits based on length of service and level of compensation. Annual contributions were made to the defined benefit plans which at least equaled the amounts required by law. Contribution amounts were determined by independent actuaries using an actuarial cost method that had an objective of providing an adequate fund to meet pension obligations as they matured. The assets of these plans are held in U.S. and foreign equity securities, fixed income securities, interest bearing cash and real estate. Net pension expense allocated to the Company approximated $52,000 in 1996. Amounts allocated were principally determined based on payroll.

Pursuant to the Recapitalization, for the salary related plan, BP America agreed to vest the affected employees in their accrued benefits under such plan as of the date of the Recapitalization ("Closing Date"). The Company, post the Recapitalization, does not sponsor a defined benefit retirement plan for salaried employees.

As required by the Recapitalization Agreement, during 1997, the Company established a qualified defined benefit pension plan (the "Mirror Plan") covering its hourly union employees previously covered by the BP America flat dollar plan. The accrued benefit liabilities and related assets pertaining to active employees under the flat dollar plan, effective as of the Closing Date, were transferred to the Mirror Plan and its related trust during the first quarter of 1998.

The following  tables summarize  certain  information with respect to the Mirror
Plan:

                                                         December 31
                                                     1997          1998
                                                     ---           ----
                                                       (In Thousands)

Change in Benefit Obligation
Benefit obligation at beginning of year            $    682     $    785
Service cost                                             55           43
Interest cost                                            48           54
Actuarial loss                                            -           33
Amendment                                                 -          108
                                                   --------     --------
Benefit obligation at end of year                       785        1,023

Change in Plan Assets
Fair value of plan assets at beginning of year     $    699     $    753
Actual return on plan assets                             54           86
                                                   --------     --------
Fair value of plan assets at end of year                753          839
                                                   --------     --------

Funded status                                           (32)        (184)
Unrecognized prior service cost                           -          108
Unrecognized actuarial gains                            (31)         (24)
Additional minimum liability                              -          (84)
                                                   --------     --------
Accrued pension obligation                         $    (63)    $   (184)
                                                   ========     ========

                                                     Year Ended December 31
                                                      1997           1998
                                                      ----           ----
                                                         (In Thousands)

Components of Net Periodic Pension Cost
Service cost                                         $     55     $     43
Interest cost                                              48           54
Expected return on plan assets                            (49)         (60)
                                                     --------     --------
Net periodic pension cost                            $     54     $     37
                                                     ========     ========

Weighted Average Assumptions as of December 31
Discount rate                                            7.0%         6.5%
Expected return on plan assets                           7.0%         8.0%


Unrecognized  gains and losses are  amortized  on a  straight-line  basis over a
period   approximating   the  average   remaining   service  period  for  active
participants.

During 1997 the Company established a qualified defined contribution, money-purchase pension plan for its salaried employees. Under the money-purchase plan, the Company contributes an amount equal to 2.5% of an employee's applicable annual compensation to investment accounts as directed by the employee. The annual expense for the money purchase plan was $422,000 and $426,000 for the years ended December 31, 1997 and 1998, respectively.

The Company also sponsors a defined contribution 401(k) plan which is available to substantially all non-union employees of the Company. Company contributions, representing a 50% matching of employee contributions up to a maximum of 6% of the employee's base pay, amounted to $314,000, $428,000 and $427,000 during the years ended December 31, 1996, 1997 and 1998, respectively.

In addition to pension benefits, the Company also provides certain health care and life insurance benefits for retired employees who meet eligibility requirements. Prior to the Recapitalization this was done through BP America. Those benefits are currently provided through insured arrangements. The Company's policy is to fund postretirement benefits as insurance premiums or claims become due. Amounts allocated to the Company by BP America for the ten month period ended October 30, 1996 were principally determined based on employer information.

The following table summarizes the components of net periodic postretirement benefit expense allocated to the Company by BP America for the ten months ended October 30, 1996 and the amount charged to expense for the two month period ended December 31, 1996, and the years ended December 31, 1997 and 1998.

                                                     Year Ended December 31
                                                   1996        1997       1998
                                                   ----        ----       ----
                                                           (In Thousands)

Service cost--benefits earned                   $   115     $   214    $   214
Interest costs                                      247        134         159
Amortization of unrecognized net gain                 -         (84)       (72)
                                                -------     -------    -------
Net periodic postretirement benefit expense     $   362     $   264    $   301
                                                =======     =======    =======

The following table presents the status of the unfunded postretirement benefit obligation and the amounts recognized in the Company's balance sheets:

                                                     December 31
                                                  1997          1998
                                                  ----          ----
                                                    (In Thousands)

Change in Benefit Obligation
Benefit obligation at beginning of year      $   1,920     $   2,268
Service cost                                       214           214
Interest cost                                      134           159
Actuarial loss                                       -           182
Benefits paid                                        -            (3)
                                             ---------     ---------
Benefit obligation at end of year                2,268         2,820

Unrecognized actuarial gains                       941           687
                                             ---------     ---------
Accrued postretirement benefit cost          $   3,209     $   3,507
                                             =========     =========

Weighted Average Assumptions as of December 31
Discount rate                                     7.0%           6.5%
Rate of compensation increase                     4.0%           4.0%

Pursuant to the Recapitalization, BP America retained responsibility for all postretirement medical and/or life insurance coverage for retirees or other employees terminated prior to the Closing Date and for any employee who receives benefits under other plans as defined in the Agreement.

The assumed annual rate of future increase in per capita cost of health care benefits (health care cost trend rate) for 1999 and beyond is 6% for all beneficiaries. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effect:

                                    One Percentage      One Percentage
                                    Point Increase      Point Decrease
                                             (In Thousands)

Effect on total of service and
     interest cost components          $         8       $        8
Effect on postretirement
     benefit obligation                         54              (53)

Unrecognized  gains and losses are  amortized  on a  straight-line  basis over a
period   approximating   the  average   remaining   service  period  for  active
participants.

11.  Income Taxes

The provision for income taxes consists of the following:

                                    Year Ended December 31
                           1996              1997           1998
                           ----              ----           ----
                                        (In Thousands)

Current:
     Federal           $     6,671     $       100    $         -
     State                   1,658              35             32
                       -----------     -----------    -----------
                             8,329             135             32
Deferred                       214           1,802          2,273
                       -----------     -----------    -----------
                       $     8,543     $     1,937    $     2,305
                       ===========     ===========    ===========

The provision for income taxes differs from the amount computed by applying the statutory income tax rate as follows:

                                                   Year Ended December 31
                                             1996           1997          1998
                                             ----           ----          ----
                                                       (In Thousands)

Income before income taxes at 35% for
   1996; 34% for 1997 and 1998           $   7,064     $   2,551    $    2,159
Permanent income tax disallowances             274            66            62
State taxes, net of federal benefit          1,078           291            21
Reduction of valuation allowance                 -        (1,000)            -
Other                                          127            29            63
                                         ---------     ---------    ----------
                                         $   8,543     $   1,937    $    2,305
                                         =========     =========    ==========

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1997 and 1998, the major components of deferred tax assets and liabilities were as follows:

                                                                December 31
                                                           1997             1998
                                                           ----             ----
                                                               (In Thousands)

Deferred tax liabilities
     Deferred charges                                  $     (109)   $      (47)

Deferred tax assets
     Tax goodwill and other intangible assets              28,344        26,296
     Property, plant and equipment                          4,635         1,559
     Net operating loss carryforward                        3,850         6,631
     Accrued liabilities                                    1,835         1,252
     Accrued postretirement benefit cost                    1,284         1,389
     Inventory                                                475         1,156
     Other                                                    355           160
                                                       ----------    ----------
Gross deferred tax assets                                  40,778        38,443
Valuation allowance                                        13,500        13,500
                                                       ----------    ----------
Net deferred tax assets                                    27,278        24,943
                                                       ----------    ----------
Net deferred tax asset                                 $   27,169    $   24,896
                                                       ==========    ==========

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

At December 31, 1998, the Company has Federal and state net operating loss carryforwards totaling approximately $17,395,000 which will be available to offset future taxable income. These net operating loss carryforwards expire in 2011 through 2013. The Company paid $125,000 and $11,000 for income taxes during the years ended December 31, 1997 and 1998, respectively. During the fourth quarter of 1997, the Company recognized a benefit of $1,000,000 for deferred tax assets previously unrecognized.

12.  Stock Options

Effective October 30, 1996 the Company established the Unifrax Corporation 1996 Stock Option Plan to make awards of stock options to officers and key employees for up to 1,505 shares of common stock. The options are granted at the approximate fair value of the underlying shares at the date of grant and generally vest in equal amounts over a four year period from the grant date. The options expire ten years after grant. A summary of stock option activity and exercise prices is as follows:


                                                  1996                         1997                        1998
                             -----------------------------------------------------------------------------------
                                               Exercise                    Exercise                     Exercise
                                 Options         Price        Options        Price         Options        Price

Outstanding, January 1                 -    $         -        1,075     $     1,500        1,075    $     1,500
Granted                            1,075          1,500            -               -          161          1,500
                             -----------------------------------------------------------------------------------

Outstanding, December 31           1,075    $     1,500        1,075     $     1,500        1,236    $     1,500
                             ===================================================================================

Exercisable, end of year               -    $     1,500          268     $     1,500          577    $     1,500
                             ===================================================================================


The Company has elected to account for its employee stock options in accordance with APB 25 and related interpretations, as permitted by SFAS 123. As a result, no compensation expense for employee stock options has been recognized in the financial statements. Companies electing to account for employee stock options in accordance with APB 25 must make pro forma disclosures of net income as if the fair value based method of accounting in SFAS 123 had been applied, if the difference between the two methods of accounting is material. The fair value of each option on the date of grant was $453.45, which was estimated at the date of grant using the following weighted-average assumptions: risk free interest rate of 6%, dividend yield of 0%, and a weighted-average expected life of the option of 6 years. If the fair value based method accounting provision of SFAS 123 had been adopted, net income would have been $11,628,000, $5,492,000, and $3,965,000 for the years ended December 31, 1996, 1997, and 1998, respectively. The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

13.  Lease Commitments and Rentals

The Company rents three manufacturing facilities and certain equipment under various operating leases. The lease agreement for one of the facilities expires 2003 and contains options which allow the Company to extend the lease term for up to three additional five year periods, or to purchase the facility for a purchase price determined in accordance with the lease agreement. The lease agreement for a second facility expires 2004 and contains options which allow the Company to extend the lease term for up to two additional five year periods, or to purchase the facility for a purchase price equal to fair value. Total rental expense was $1,479,000, $1,580,000 and $1,788,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

Future minimum lease payments under all non-cancelable operating leases having a remaining term in excess of one year as of December 31, 1998 are as follows (in thousands):

         1999                 $       842
         2000                         853
         2001                         847
         2002                         774
         2003                         384
         Thereafter                    95
                               ----------
                              $     3,795
                               ==========

14.  Contingencies

Ceramic Fibers

Regulatory agencies and others, including the Company, are currently conducting scientific research to determine the potential health impact resulting from the inhalation of airborne ceramic fibers. To date, studies of workers with occupational exposure to airborne ceramic fiber have found no clinically significant relationship between prior or current exposure to ceramic fiber and disease in humans; however, independent animal studies have indicated that ceramic fiber inhaled by test animals at elevated doses can produce respiratory disease, including cancer. The results of this research have been inconclusive as to whether or not ceramic fiber exposure presents an unreasonable risk to humans.

From time to time Carborundum, as predecessor to Unifrax, and other manufacturers of ceramic fibers have been named as defendants in lawsuits alleging death or personal injury as a result of exposure in the manufacture and handling of ceramic fiber and other products. The amount of any liability that might ultimately exist with respect to these claims or any other unasserted claims is presently not determinable. The Company believes the lawsuits brought against The Carborundum Company have been without merit and the litigation currently pending, or to its knowledge threatened, will not have a material adverse effect on the financial condition or results of operations of the Company. The Company's belief is based on the fact that, although animal studies have indicated that ceramic fiber inhaled by test animals at elevated doses can cause disease, there is no evidence that exposure to refractory ceramic fiber has resulted in disease in humans.

Consistent with customary practice among manufacturers of ceramic fiber products, Carborundum entered into agreements with distributors of its product whereby Carborundum agreed to indemnify the distributors against losses resulting from ceramic fiber claims and the costs to defend against such claims. To the best of the Company's knowledge, there have been no historical, nor are there any current, ceramic fiber exposure claims made against these indemnification agreements. Consequently, the amount of any liability that might ultimately exist with respect to these indemnities is presently not determinable.

Pursuant to the Recapitalization Agreement, BP America Inc. and certain of its affiliates (collectively "BP America"), has agreed to indemnify the Company against liabilities for personal injury and wrongful death attributable to exposure which occurred prior to the Closing to refractory ceramic fibers manufactured by the Company. BP America has agreed to indemnify the Company against all liabilities arising from exposure claims pending at the time of the Closing. For all other claims arising from alleged exposure occurring solely prior to Closing, BP America has agreed to indemnify the Company against 80% of all losses, until the total loss which the Company incurs reaches $3.0 million, after which time BP America has agreed to indemnify the Company against 100% of such losses. BP America has agreed to indemnify the Company against all punitive damages attributable to the conduct of the Company prior to Closing. Where losses arise from alleged exposure both before and after Closing, the losses will be allocated between BP America and the Company, pro rata, based on the length of exposure or pursuant to arbitration if initiated by the Company. To date the Company has incurred no claims losses applicable to the $3.0 million total mentioned above.

The Company cannot avail itself of this indemnity for losses attributable to the Company's failure to maintain a Product Stewardship Program consistent with the program maintained by the Company prior to Closing, as modified in a commercially reasonable manner in accordance with changing regulatory, scientific and technical factors. BP shall not indemnify the Company with respect to any liabilities for wrongful death or personal injury to the extent caused by the failure of the Company to maintain a Product Stewardship Program consistent with that maintained by the Company prior to the Closing. In the Company's opinion, the Product Stewardship Program has been maintained in a manner consistent with these requirements. Unifrax intends to defend ceramic fiber claims vigorously.

Environmental Matters

The Company is subject to loss contingencies pursuant to various federal, state and local environmental laws and regulations. These include possible obligations to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical or petroleum substances by the Company or by other parties.

Superfund Sites. The Company may be named as a potentially responsible party ("PRP") pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund") or comparable state law in connection with off-site disposal of hazardous substances at three sites, and The Carborundum Company has entered into a Consent Decree with the New York State Department of Environmental Conservation to remediate contamination at the facility located in Sanborn, New York. While the Company's ultimate clean-up liability at the sites at which the Company is a potential PRP is not presently determinable, the Company does not expect to incur any material liability with respect to any of these sites, individually or in the aggregate, as a result of its activities at these sites. Furthermore, BP America has agreed to indemnify the Company for certain environmental liabilities, which might ultimately exist, under the Recapitalization Agreement. In addition, BP America has assumed liability for other potential off-site clean-up obligations associated with Carborundum. The sites at which the Company has maintained potential off-site liability and the Carborundum Sanborn, New York facility are described below.

         Kline Trail Site. In 1984, the Company voluntarily advised the State of Indiana of potential unauthorized disposal of waste at an Indiana site by a transporter. No response from the state has been received, and no further information about the potential for remediation costs at the site has been received by the Company. It is expected that little or no liability will be associated with this site.

         PCB Inc., Site. The New Carlisle, Indiana, facility received a request for information from the EPA in 1994 concerning potential responsibility for cleanup of the PCB Treatment site located in Kansas City, Kansas and Kansas
City, Missouri. Records indicate that a number of capacitors from the New Carlisle facility of The Carborundum Company, now Unifrax Corporation, were sent to the PCB Treatment site. A response documenting the timely destruction of those materials was submitted to the EPA. In September 1997 the EPA contacted BP America via letter to verify that a total of 10,900 pounds of capacitors and transformers had been sent to the site by BP America/Carborundum. No additional information on cleanup timing or cost has since been received. Based on the total pounds delivered by all parties to the site, the liability, if any, ultimately attributable to BP America or Carborundum is not expected to have a material adverse effect on the Company's financial position.

         Osage Metals Site. Osage Metals Co., Inc. was a scrap metal business in Kansas City, Kansas, that reclaimed metals from various sources, including metal from used transformers and capacitors. Osage purchased transformer and capacitor scrap metal from PCB Treatment Co., Inc. ("PCB Inc." above) and others. An EPA sampling of soil at the Osage site indicated the presence of PCB and lead contamination. In early 1998 BP America was notified by the EPA that it was potentially liable under CERCLA for response costs at the Osage site. Through April 1997 the EPA had incurred $1.2 million of the estimated $1.8 million in cleanup costs related to the Osage site and was seeking recovery of the costs from potentially responsible parties. Based on documents BP America received from the EPA showing volumetric rankings, BP America/Carborundum accounted for approximately one tenth of one percent of the total weight of capacitors sent to PCB Treatment, Inc. Consequently, the liability, if any, ultimately attributable to BP America or Carborundum is not expected to have a material adverse effect on the Company s financial position.

         Shulman Site. The Company has potential liability with respect to the Shulman site in St. Joseph County, Indiana. The site is a landfill which the Company believes to have been contaminated by chemicals migrating from an adjacent facility. Plant trash from the New Carlisle facility was hauled to the site. An agreement has been reached pursuant to which the Company, as part of a response group, agreed to assume approximately 5% of certain response costs, which to date includes $1.7 million for installation of a water line. The Company's share of that cost is under $100,000. The owner of the adjacent facility has assumed the bulk of site remediation costs to date. It is anticipated that site remediation will ultimately involve installing a clay cap over the site, the cost of which is not yet known.

         Sanborn Site. Under the terms of an agreement with BP America, Unifrax leases a portion of the present manufacturing facilities on this site. The Carborundum Company's Sanborn, New York site was used by a number of former Carborundum operations. Testing in the area has found that contamination by volatile organic compounds is present in the soil and groundwater. Neither past nor current operations of Unifrax are believed to have contributed to, or to be contributing to, the existence of this contamination. While The Carborundum Company entered into a Consent Decree with the State of New York under which it was to conduct remedial activities at the site, BP America has taken title to and assumed liability for the remediation of this property as of October 30, 1996. Efforts to remediate the site, chiefly by means of soil vapor extraction, are expected to continue for some time.

Under the terms of the Recapitalization Agreement, BP America assumed liability, and the rights to recovery from third parties, for environmental remediation and other similar required actions with respect to certain environmental obligations of Unifrax including the above, which existed as of the Closing Date.

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

Legal Proceedings

In addition to the ceramic fiber and environmental matters discussed above, BP/Carborundum and Unifrax are involved in litigation relating to various claims arising out of their operations in the normal course of business, including product liability claims. While the outcomes of this litigation could be material to the results of operations in the period recognized, based on the current claims asserted the management of the Company believes that the ultimate liability, if any, resulting from such matters will not have a material adverse effect on the Company's financial position.

The Carborundum Company has been named in numerous legal claims alleging pre-Closing asbestos exposure. None of the current or past products of Unifrax are asbestos-containing materials, as defined by OSHA. For these claims related to pre-Closing Carborundum Company matters, BP America has responsibility under the Recapitalization Agreement and is managing the claims directly.

15.  Stockholders' Equity

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

Dividends in arrears totaled $186,250 at December 31, 1998 ($36,250 at December 31, 1997).




                                                           Schedule II

                                                Valuation and Qualifying Accounts

                                                       Unifrax Corporation
                                                     (Dollars In Thousands)


                                              Balance
                                                at                        Charged to                   Balance at
                                             Beginning    Charged to         Other                       End of
                                             of Period      Expense        Accounts    Deductions        Period

YEAR ENDED DECEMBER 31, 1998
     Deducted from asset accounts:
     Allowance for doubtful accounts         $    794        $  (404)       $    -       $     8(a)      $    382
     Allowance for return                         460            935             -         1,069(b)           326
                                             --------        -------        ------       -------         --------

     TOTAL                                   $  1,254        $   531        $    -       $   1,077       $    708
                                             ========        =======        ======       =========       ========

YEAR ENDED DECEMBER 31, 1997
     Deducted from asset accounts:
     Allowance for doubtful accounts         $    799        $     3        $    -       $     8(a)      $    794
     Allowance for return                         403            877             -           820(b)           460
                                             --------        -------        ------       -------         --------

     TOTAL                                   $  1,202        $   880        $    -       $     828       $  1,254
                                             ========        =======        ======       =========       ========

YEAR ENDED DECEMBER 31, 1996
     Deducted from asset accounts:
     Allowance for doubtful accounts         $    638        $   164        $    -       $     3(a)      $    799
     Allowance for returns                        281          1,162             -         1,040(b)           403
                                             --------        -------        ------       -------         --------

TOTAL                                        $    919        $ 1,326        $    -       $   1,043       $  1,202
                                             ========        =======        ======       =========       ========



         (a)      Uncollectible accounts written off, net of recoveries.

         (b) Returns from customers during the year.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

           None.

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The directors and executive officers of the Company are as follows:

Name                     Age  Position
----                     ---  --------

William P. Kelly         49   Director, President and Chief Executive Officer
Mark D. Roos             43   Vice President and Chief Financial Officer
David E. Brooks          49   Vice President, Sales and Marketing
Kevin J. O'Gorman        48   Vice President, Operations
Paul J. Viola            43   Vice President, Acquisitions and Strategic
                              Development
Paul M. Boymel           46   Vice President, Technology
Joseph J. Kuchera        41   Vice President, Human Resources
John E. Pilecki          46   Vice President, Engineering and Purchasing
James E. Cason           44   Vice President, Risk Management
Raymond A. Lancaster     53   Director
William D. Manning, Jr.  64   Director
John G. Nestor           54   Chairman of the Board
John F. Turben           63   Director
Edmund S. Wright         56   Director

         Mr. Kelly has been President and Chief Executive Officer of the Company since February 1996. He joined Carborundum in 1972 as an engineer, and served in several positions, including Vice President of Carborundum's worldwide ceramic fiber business from 1993 to 1996, Vice President of Carborundum's domestic ceramic fiber business from 1989 to 1993, and Vice President of Carborundum's European operations from 1986-1989.

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

         Mr. Brooks has been Vice President, Sales and Marketing of the Company since May 1998. Previously he was President of Monofrax, Inc., a unit of Cookson Group/Vesuvius Refractories, since January 1997. Mr. Brooks originally joined Carborundum in 1980 and served in several positions, including Marketing Manager of Carborundum's domestic ceramic fiber business from 1988 to 1993 and General Manager of the Monofrax Refractories Division from 1993 to 1996.

         Mr. O'Gorman has been Vice President, Operations of the Company since February 1996. He joined Carborundum in 1990 and served as General Manager, Manufacturing and Engineering of its worldwide ceramic fiber business from 1993 to 1995 and Manager, Manufacturing for its domestic ceramic fiber business from 1990 to 1993.

          Mr. Viola has been Vice President, Acquisitions and Strategic Development of the Company since May 1998. Previously he had been Vice President, Sales and Marketing of the Company since February 1996. Mr. Viola joined Carborundum in 1978 and served in several positions, including General Manager, Sales and Marketing for Carborundum's worldwide ceramic fiber business from 1993 to 1995 and Manager of the Automotive Products Group of Carborundum's Structural Ceramics Division from 1991 to 1993.

          Dr. Boymel has been Vice President, Research and Development of the Company since February 1996 and Manager of Technology since 1989. He joined Carborundum in 1981.

         Mr. Kuchera has been Vice President, Human Resources of the Company since February 1996 and was Manager of Human Resources for Carborundum's domestic ceramic fiber business from 1988 to 1996. He joined Carborundum in 1981 and served in several human resource positions in connection with a number of different Carborundum business units.

         Mr. Pilecki has been Vice President, Engineering and Purchasing of the Company since February 1996. He joined Carborundum's ceramic fiber business in 1976 and has served in various engineering and manufacturing positions, including domestic engineering manager since 1990 and worldwide engineering and purchasing manager since 1993.

          Mr. Cason has been Vice President, Risk Management, of the Company since 1997, and Director of Health, Safety, and Environment, since 1996. He joined Carborundum in 1993 as Director of Health, Safety, and Environmental Quality.

          Mr. Lancaster has been a Managing Partner of Kirtland since 1995. He is a Director of Fairmount Minerals, Ltd., Management Reports, Inc., PVC Container Corp., R Tape Corp., Shore Bridge Corp., and STERIS Corp.

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

         The following table sets forth the respective amounts of compensation of the Chief Executive Officer and the next four highest-paid executive officers of the Company for 1996, 1997 and 1998 (the "named executive officers").



                                                   SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                                                                 Compensation
                                                      Annual Compensation         Securities
Name and                                                                          Underlying
Principal Position                               Salary           Bonus(a)         Options
------------------                               ------           -------          -------

W. Kelly                         1998            224,363          88,715              N/A
President and                    1997            211,268             -0-              N/A
Chief Executive Officer          1996            168,090         $53,000           376.25

K. O'Gorman                      1998            144,034          21,851              N/A
Vice President,                  1997            128,538             -0-              N/A
Operations                       1996            120,649          30,641           161.25

J. Cason                         1998            132,252          20,522              N/A
Vice President                   1997            128,430             -0-              N/A
Risk Management                  1996            124,836          27,000            53.75

P. Viola                         1998            124,640          19,169              N/A
Vice President,                  1997            121,248             -0-              N/A
Acquisitions and                 1996            111,655          28,490           161.25
Strategic Development

M. Roos                          1998            117,768          18,193              N/A
Vice President                   1997            112,650             -0-              N/A
Chief Financial Officer          1996            106,306          22,000           107.50


(a) Does not include one-time, nonrecurring cash bonuses paid by BP to certain officers in 1996 relating to the Saint-Gobain and the Unifrax sales.

STOCK OPTION GRANTS, EXERCISES AND YEAR-END VALUES

         The following tables set forth information regarding grants of Unifrax Corporation stock options to the named executive officers. The stock options which were granted in 1996 relate to shares of common stock of Unifrax Corporation. No options were granted in 1997 or 1998 and no options were exercised during 1996, 1997 or 1998.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

               Number of Securities Underlying      Value of Unexercised In-The-
                Unexercised Options at FY-End         Money Options at FY-End
Name              Exercisable/Unexercisable           Exercisable/Unexercisable

W. Kelly         188.00     /    188.25                      -0-
K. O'Gorman       80.50     /     80.75                      -0-
P. Viola          80.50     /     80.75                      -0-
M. Roos           53.50     /     54.00                      -0-
J. Cason          26.75     /     27.00                      -0-

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


                                               Number of
                                               Shares of                                   Beneficial
                                          Unifrax Holding Co.     Percent of              Ownership of
Beneficial Owner                             Common Stock     Unifrax Holding Co.         Unifrax Corp.
----------------                             ------------     -------------------         -------------


Kirtland 2550 SOM Center Road
     Suite 105
     Willoughby Hills, Ohio 44094(a)              247,000               90.5%               81.5%
William P. Kelly                                    5,000                1.8%                1.6%
Mark D. Roos                                        1,000               *                   *
Paul J. Viola                                       1,350               *                   *
Kevin J. O'Gorman                                   1,500               *                   *
James E. Cason                                      1,000               *                   *
All directors and executive officers
     of Unifrax Corporation as a group(b)          18,050                6.6%                6.6%


(a)       "Kirtland"   includes  Kirtland  Capital  Partners  II  L.P.  and  its
          affiliates. Kirtland Capital Corporation is the general partner of Kirtland and exercises voting control and investment discretion with respect to Kirtland's investment in Unifrax. John F. Turben, John G. Nestor and Raymond A. Lancaster are advisory board members of Kirtland Capital Corporation.

(b) Excludes shares held by Kirtland of which Messrs. Turben, Nestor and Lancaster may be deemed to be beneficial owners as a result of their control of Kirtland. Messrs. Turben, Nestor and Lancaster disclaim any such beneficial ownership.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information included in paragraph 2 of Item 1 and Notes 1 and 14 of the financial statements contained in Item 8, which is hereby incorporated herein by reference.

RELATIONSHIP WITH BP AND ITS SUBSIDIARIES

     Stockholders Agreement. On October 30, 1996, Unifrax Holding Co. and BP Exploration (Alaska), Inc. ("BPX") entered into an agreement relating to their respective ownership of stock of the Company (the "Stockholders Agreement"). This agreement (i) in certain circumstances grants BPX preemptive rights and rights of first refusal with respect to issuances and sales, respectively, of stock of the Company; (ii) grants BP piggyback registration rights with respect to equity securities of the Company; (iii) restricts in certain circumstances the ability of the Company to enter into certain dilutive or non-arm's length transactions; and (iv) grants BP the right to participate in certain circumstances in sales by Unifrax Holding of Holding's common stock of the Company.

      Recapitalization  Agreement.   Pursuant  to  the  Unifrax  Corporation
Recapitalization Agreement ("Recapitalization Agreement"), BP America, Inc. ("BP America") has agreed to indemnify the Company as set forth below.

     General Indemnity. The Recapitalization Agreement provides that, subject to certain limitations, BP America and certain of its affiliates shall jointly and severally indemnify the Company and Holding against, among other things, any and all claims, damages, losses, expenses, costs, penalties, liens, fines, assessments, obligations or liabilities of any kind, arising from all the discontinued operations of the Company or its subsidiaries. The discontinued operations include but are not limited to certain previously divested businesses, any other former Carborundum business not part of the Company or its foreign subsidiaries, and the Sanborn, New York, real estate transferred from the Company to a BP subsidiary prior to Closing. BP America also has agreed to indemnify the Company and Holding for any breach of a representation or warranty set forth in the Recapitalization Agreement.

     Health and Safety Indemnity. Pursuant to the Recapitalization Agreement, BP America has agreed to indemnify the Company and Holding against liabilities for personal injury and wrongful death attributable to exposure prior to the Closing to refractory ceramic fibers manufactured by the Company. BP America has agreed to indemnify the Company and Holding against all liabilities arising from exposure claims pending at the time of the Closing. For all other claims arising from alleged exposure occurring solely prior to Closing, BP America has agreed to indemnify the Company and Holding against 80% of all losses, until the total loss which the Company incurs reaches $3.0 million, after which time BP America has agreed to indemnify the Company and Holding against 100% of such losses. BP America has agreed to indemnify the Company and Holding against all punitive damages attributable to the conduct of the Company prior to Closing. Where losses arise from alleged exposure both before and after Closing, the losses will be allocated between BP America and the Company, pro rata, based on the length of exposure or pursuant to arbitration if initiated by the Company.

     The Company cannot avail itself of this indemnity for losses attributable to the Company's failure to maintain a Product Stewardship Program consistent with the program maintained by the Company prior to Closing, as modified in a commercially reasonable manner in accordance with changing regulatory, scientific and technical factors. BP America shall not indemnify the Company with respect to any liabilities for wrongful death or personal injury to the extent caused by the failure of the Company to maintain a Product Stewardship Program consistent with that maintained by the Company prior to the Closing.

     Environmental Indemnity. Pursuant to the Recapitalization Agreement, and subject to certain limitations, BP America has agreed to indemnify the Company and Holding against environmental liabilities arising from pre-closing conditions. The Recapitalization Agreement also provides that BP America shall indemnify the Company and Holding against off-site liabilities caused by the transport, storage or disposal of hazardous substances as well as for the remedial obligations at the Sanborn, New York site.

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

     Sanborn Lease. Prior to the Closing, the Company transferred the real property located in Sanborn, New York (the "Sanborn Property") to a subsidiary of BP America. BP America leased the real property comprising the Sanborn Property currently used by the Company in its operations to the Company in accordance with the terms and conditions of a 20 year lease (the "Lease"). The Lease provides that the Company will be responsible for taxes, utilities and insurance. The Company has an option to purchase the property for $1.00 at any time during the 20-year lease term. The Company will utilize this facility pursuant to a lease, rather than fee ownership, in order to preserve maximum flexibility for possible consolidation of operations in the future.

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

                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:
                                                                     Page in
                                                                    Form 10-K
                                                                    ----------

(1)  FINANCIAL STATEMENTS

       Audited consolidated financial statements of the Company
       as of December 31, 1997 and 1998, and for the three years
       in the period ended December 31, 1998.                          15

(2)  FINANCIAL STATEMENT SCHEDULE

       II - Valuation and Qualifying Accounts                          37

       All other schedules have been omitted as the required information is not applicable or the information is presented in the financial statements or the notes thereto.


(3)  EXHIBITS

     2.1(i)    Unifrax Corporation Recapitalization Agreement

     3.1(i)    Certificate of Incorporation of the Registrant

     3.2(iii) Consent of Stockholders for Amendment of Certificate of Incorporation

     3.3(iii)  Certificate of Amendment to Certificate of Incorporation

     3.4(i)    By-laws of the Registrant

     4.1(i)    Form of Indenture (including form of Note)

     10.1(i) Form of Loan and Security Agreement among Unifrax Corporation, Bank of America Illinois and the lenders party thereto (Credit Agreement)

     10.2(ii)  First Amendment to Loan and Security Agreement

     10.3(iv)  Second Amendment to Loan and Security Agreement

     10.4(i)   1996 Stock Option Plan

     10.5(ii)  Unifrax Corporation Noncompetition Agreement

     10.6(i)   Lease relating to Tonawanda plant

     10.7(i)   Lease relating to Amherst plant

     10.8(i)   Sanborn Lease

     10.9(i) Covenant Not to Compete between The British Petroleum Company p.l.c., its affiliates, and the Unifrax Corporation and Societe Europeenne des Produits Refractaires, and its affiliates (portions of this Exhibit have been omitted and will be filed separately with the Commission pursuant to a request for confidential treatment)

     10.10(i)  Product Distribution Agreement between the Unifrax
               Corporation and Societe Europeenne des Produits Refractaires (portions of this Exhibit have been omitted and will be filed separately with the Commission pursuant to a request for confidential treatment)

     10.11(i)  Distributed  Product License Agreement between the
               Unifrax Corporation and Societe Europeenne des Produits Refractaires (portions of this Exhibit have been omitted and will be filed separately with the Commission pursuant to a request for confidential treatment)

     10.12(i) License Agreement between the Unifrax Corporation and Societe Europeenne des Produits Refractaires (portions of this Exhibit have been omitted and will be filed separately with the Commission pursuant to a request for confidential treatment)

     10.13(i) Trademark License and Consent Agreement between the Unifrax Corporation and Societe Europeenne des Produits Refractaires

     10.14(i)  Conversion    Agreement    between   the   Unifrax
               Corporation and Societe Europeenne des Produits Refractaires (portions of this Exhibit have been omitted and will be filed separately with the Commission pursuant to a request for confidential treatment)

     10.15(i) XPE(TM) License Agreement between the Unifrax Corporation and Societe Europeenne des Produits Refractaires

     10.16(i)  Form of Covenant Not to Compete between Holding and BP

     10.17(i)  Form of Stockholders Agreement among the Company, BPX and Holding

     10.18(iii)Amendment to Stockholders Agreement dated September 30, 1997, among the Company, BP Exploration (Alaska), Inc. and Holding

     10.19(iii)Stock Purchase Agreement dated September 30, 1997, between the
               Company and Holding

     10.20(iii)Stock Purchase  Agreement  dated  September 30,
               1997,  between the Company  and BP  Exploration  (Alaska), Inc.

     10.21(i)  Tax Sharing Agreement between the Company and Holding

     10.22(i) Advisory Services Agreement between the Company and Kirtland Capital Corporation

     10.23(i)  Form of BP Note

     10.24 Termination Agreement dated December 4, 1998 relative to the Conversion Agreement and the purchase of certain assets from SEPR

     12.1      Computation of Ratio of Earnings to Fixed Charges

     21.1      Subsidiaries of the Registrant

     27.1      Financial Data Schedule

    (i) Incorporated by reference to the exhibits filed with the Registration Statement on Form S-1 of Unifrax
               Investment Corp (Registration No. 333-10611).

    (ii) Incorporated by reference to the exhibits filed with Form 10-K for the fiscal year ended December 31, 1996 for Unifrax Corporation.

     (iii)     Incorporated by reference to the exhibits filed with Form
               10-K for the fiscal year ended December 31, 1997 for Unifrax Corporation.

     (iv) Incorporated by reference to the exhibits filed with Form 10-Q for the fiscal quarter ended June 30, 1998 for Unifrax Corporation.


(b) No reports on Form 8-K have been filed during the period covered by this report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1999.

                                                UNIFRAX CORPORATION.

                                                By: /s/William P. Kelly
                                                William P. Kelly, President and
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Title                          Date
---------                             -----                          ----


 /s/William P. Kelly                                             March 29, 1999
 -------------------
 William P. Kelly             Director, President and Chief
                              Executive Officer (Principle
                              Executive Officer)


 /s/Mark D. Roos                                                 March 19, 1999
 ---------------
 Mark D. Roos                 Vice President & Chief
                              Financial Officer (Principal
                              Financial Officer and Principal
                              Accounting Officer)

 /s/John G. Nestor                                               March 29, 1999
 -----------------
 John G. Nestor               Chairman of the Board


 /s/Raymond A. Lancaster
 -----------------------                                         March 29, 1999
 Raymond A. Lancaster         Director


 /s/William D. Manning, Jr.                                      March 29, 1999
 --------------------------
 William D. Manning, Jr.      Director


 /s/John F. Turben                                               March 29, 1999
 -----------------
 John F. Turben               Director


 /s/Edmund S. Wright                                             March 29, 1999
 -------------------
 Edmund S. Wright             Director

EXHIBIT 12.1      UNIFRAX CORPORATION COMPUTATION OF RATIO OF EARNINGS TO FIXED
                  CHARGES

                                                    Year Ended December 31
                                                 1996       1997         1998
                                                 ----       ----         ----
                                                      (In Thousands)

Earnings from continuing operations before
     income taxes                            $  20,183   $   7,502    $   6,350

Fixed charges
     Interest                                    2,246      12,537       11,988
     Imputed interest on operating lease
         obligations                               286         403          381
                                             ---------   ---------    ---------
                                                 2,532      12,940       12,369
Adjusted earnings available for payment of
     fixed charges                           $  22,715   $  20,442    $  18,719
                                             =========   =========    =========

Ratio of earnings to fixed charges                 9.0         1.6          1.5
                                             =========   =========    =========