Form 10-Q
period 1999-03-31
UNIFRAX INVESTMENT CORP
filed 1999-05-14
CIK 1021285

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    ----------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13  OR  15(d)   OF  THE   SECURITIES
     EXCHANGE   ACT  OF   1934

                  For the quarterly period ended March 31,1999

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

             Condensed Consolidated Balance Sheets at
                  March 31, 1999 and December 31, 1998........................1

             Condensed Consolidated Statements of Income for the
                  Three-month periods ended March 31, 1999 and 1998...........2

             Condensed Consolidated Statements of Cash Flow for the
                  Three-month periods ended March 31, 1999 and 1998...........3

             Notes to Condensed Consolidated Financial Statements.............4

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................8

Item 3.      Qualitative and Quantitative Disclosure About Market Risk.......10

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings...............................................11
Item 2.      Changes in Securities and Use of Proceeds.......................11
Item 3.      Defaults on Senior Securities...................................11
Item 4.      Submission of Matters to a Vote of Security Holders ............11
Item 5.      Other Information...............................................11
Item 6.      Exhibits and Reports on Form 8-K................................11

Signatures...................................................................12

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                               Unifrax Corporation
                      Condensed Consolidated Balance Sheets
                  (Unaudited - In Thousands, Except Share Data)



                                                                  December 31          March 31
                                                                     1998                1999
                                                                     ----                ----
ASSETS
Current assets:
     Cash                                                   $           43      $           52
     Accounts receivable, less allowances of $708
         and $559, respectively                                     12,953              14,472
     Inventories                                                    10,343              10,056
     Deferred income taxes                                           2,494               2,494
     Prepaid expenses and other current assets                         220                 335
                                                               -----------          ----------
Total current assets                                                26,053              27,409

Property, plant and equipment, at cost                              74,363              74,869
     Less accumulated depreciation and amortization                (37,656)            (38,774)
                                                               -----------          ----------
                                                                    36,707              36,095

Deferred income taxes                                               22,402              21,900
Organization costs, net of accumulated amortization
     of $1,642 and $1,829, respectively                              3,279               3,092
Other assets                                                           213                 249
                                                               -----------          ----------
                                                           $        88,654       $      88,745
                                                               ===========          ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Note payable -- affiliate                                 $     7,000          $    7,000
     Current portion of long term debt                               3,750               5,500
     Accounts payable                                                3,306               2,283
     Accrued expenses                                                7,139               9,857
                                                              ------------         -----------
Total current liabilities                                           21,195              24,640

Long term debt                                                     105,950             102,000
Accrued postretirement benefit cost                                  3,472               3,596
Other long-term obligations                                            161                 161
                                                              ------------         -----------
Total liabilities                                                  130,778             130,397

STOCKHOLDERS' DEFICIT
Common stock--$.01 par value;
 shares authorized--40,000;
 shares issued and outstanding--20,000                                  --                  --
Redeemable convertible cumulative preferred
  stock--voting $.01 par value;
  shares authorized--10,000,
  shares issued and outstanding--1,666.67
  (aggregate liquidation preference of
  $2,686 and $2,724, respectively,
  including dividends in arrears)                                       --                  --
Additional paid-in capital                                          42,520              42,520
Accumulated deficit                                                (84,361)            (83,700)
Accumulated other comprehensive income                                (283)               (472)
                                                              ------------        ------------
Total stockholders' deficit                                        (42,124)            (41,652)
                                                              ------------        ------------
                                                          $         88,654      $       88,745
                                                              ============        ============

See accompanying notes to condensed consolidated financial statements.

                               Unifrax Corporation

                   Condensed Consolidated Statements of Income
                           (Unaudited - In Thousands)



                                                     Three Months Ended March 31
                                                          1998           1999
                                                          ----           ----

Net sales                                             $  21,734      $  21,173

Cost of goods sold                                       10,912         11,223
                                                        -------         ------
Gross profit                                             10,822          9,950

Selling, general and
   administration expenses                                5,866          5,777
                                                        -------         ------

Operating income                                          4,956          4,173
Other income (expense), net                                  79            (82)
                                                        -------         ------
Income before interest and income taxes                   5,035          4,091
Interest expense                                         (3,031)        (2,931)
                                                        -------        -------

Income before income taxes                                2,004          1,160
Provision for income taxes                                  511            499
                                                        -------        -------
Net income                                            $   1,493     $      661
                                                        =======        =======




See accompanying notes to condensed consolidated financial statements.

                               Unifrax Corporation

                 Condensed Consolidated Statements of Cash Flows
                           (Unaudited - In Thousands)


                                                                                         Three Months Ended March 31
                                                                                          1998                1999
                                                                                          ----                ----
OPERATING ACTIVITIES
Net income                                                                           $   1,493        $        661
Depreciation and amortization                                                            1,426               1,305
Other adjustments and changes in operating assets and liabilities                          544               1,273
                                                                                        ------               -----
Cash provided by operating activities                                                    3,463               3,239

INVESTING ACTIVITIES
Capital expenditures                                                                      (416)             (1,037)
Proceeds from sales of property, plant and equipment                                        19                   7
                                                                                        ------               -----
Cash used in investing activities                                                         (397)             (1,030)

FINANCING ACTIVITIES
Repurchase of Senior Notes                                                                   -              (2,000)
Borrowings under revolving loan                                                          4,900               7,000
Repayments of revolving loan                                                            (6,900)             (6,700)
Repayment of term loan                                                                  (1,000)               (500)
                                                                                        ------              ------
Cash used in financing activities                                                       (3,000)             (2,200)
                                                                                        ------              ------

Net increase in cash                                                                        66                   9
Cash--beginning of period                                                                  359                  43
                                                                                        ------             -------
Cash--end of period                                                                  $     425         $        52
                                                                                        ======             =======

See accompanying notes to condensed consolidated financial statements.

                               Unifrax Corporation

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1999


NOTE A - BASIS OF PRESENTATION

The  accompanying  unaudited  condensed  consolidated  financial  statements  of
Unifrax Corporation ("The Company" or "Unifrax") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and the notes thereto for the year ended December 31, 1998, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. All capitalized terms used in these notes to condensed consolidated financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

NOTE B - INVENTORIES

The components of inventory consist of the following (in thousands):

                                              December 31            March 31
                                                1998                  1999
                                                ----                  ----

       Raw materials and supplies          $     3,459           $     3,482
       Work in process                           2,008                 1,827
       Finished products                         4,341                 4,304
                                                ------                ------
                                                 9,808                 9,613

       Adjustment to LIFO Cost                     535                   443
                                                ------                ------
                                             $  10,343             $  10,056
                                                ======                ======

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

PCB Inc., Site. The New Carlisle, Indiana facility received a request for information from the EPA in 1994 concerning potential responsibility for cleanup of the PCB Treatment site located in Kansas City, Kansas and Kansas City, Missouri. Records indicate that a number of capacitors from the New Carlisle facility of The Carborundum Company, now Unifrax Corporation, were sent to the PCB Treatment site. A response documenting the timely destruction of those materials was submitted to the EPA. In September 1997 the EPA contacted BP America via letter to verify that a total of 10,900 pounds of capacitors and transformers had been sent to the site by BP America/Carborundum. No additional information on cleanup timing or cost has since been received. Based on the total pounds delivered by all parties to the site, the liability, if any, ultimately attributable to BP America or Carborundum is not expected to have a material adverse effect on the Company's financial position.

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

Sanborn Site. Under the terms of an agreement with BP America, Unifrax leases a portion of the present manufacturing facilities on this site. The Carborundum Company's Sanborn, New York site was used by a number of former Carborundum operations. Testing in the area has found that contamination by volatile organic compounds is present in the soil and groundwater. Neither past nor current operations of Unifrax are believed to have contributed to, or to be contributing to, the existence of this contamination. While The Carborundum Company entered into a Consent Decree with the State of New York under which it was to conduct remedial activities at the site, BP America has taken title to and assumed liability for the remediation of this property as of October 30, 1996. Efforts to remediate this site, chiefly by means of soil vapor extraction, are expected to continue for some time.

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

NOTE D - LONG TERM DEBT

On March 8, 1999 the Company repurchased $2.0 million of Senior Notes for a total of $2,055,000.

NOTE E - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or stockholders' deficit. Statement 130 requires the Company's cumulative translation adjustment, which prior to adoption was reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform with the requirements of Statement 130. During the three months ended March 31, 1999, total comprehensive income, which was comprised of net income and foreign currency translation adjustments, amounted to approximately $472,000 ($1,458,000 for 1998).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Statements included in this Management Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and of Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written statements may be made by the Company from time to time, and such statements may be included in documents filed with the Securities and Exchange Commission. Such forward looking statements involve risks and uncertainties which could cause results or outcomes to differ materially from those expressed in such forward looking statements. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe", "anticipate", "expect", "estimate", "project", "will continue", "will result", or words or phrases of similar meaning. Among the important factors on which such statements are based are assumptions concerning the continuing strength of the ceramic fiber market on which the Company is substantially dependent, changing prices for ceramic fiber products, acceptance of new products, the status of health and safety issues affecting the ceramic fiber industry in general and the Company in particular, the Company's continuing ability to operate under the restrictions imposed by the substantial indebtedness which it is subject to, the risks associated with international operations, the impact of environmental regulations on the Company's operations and property and related governmental regulations, and the continuing availability of certain raw materials, including vermiculite which is purchased from an overseas source.

Three Months Ended March 31, 1999 Compared With Three Months Ended
March 31, 1998

Net sales for the first quarter of 1999 decreased by $0.5 million or 2.6% from $21.7 million in 1998 to $21.2 million in 1999, due to lower sales in some traditional market applications, including petrochemicals and steel, and lower sales in porosity-controlled products, due to changes in automotive industry airbag system designs.

Gross profit decreased by $0.8 million, or 8.1%, from $10.8 million in 1998 to $10.0 million in 1999. Gross profit as a percentage of net sales decreased from 49.8% in 1998 to 47.0% in 1999. The gross profit decrease was due to the lower sales volume and downward price pressure in the automotive market, and in some traditional markets.

Selling, general and administrative expenses decreased by $0.1 million, or 1.5%, from $5.9 million in 1998 to $5.8 million in 1999. Selling, general and administrative expenses as a percentage of net sales increased slightly from 27.0% in 1998 to 27.3% in 1999.

Operating income decreased by $0.8 million, or 15.8%, from $5.0 million in 1998 to $4.2 million in 1999. Operating income as a percentage of net sales decreased from 22.8% in 1998 to 19.7% in 1999, as a result of the factors previously indicated.

Interest expense decreased by $0.1 million, or 3.3% from $3.0 million in 1998 to $2.9 million in 1999 due to the lower level of long term debt, and lower interest rates. Interest expense decreased slightly as a percentage of net sales from 13.9% in 1998 to 13.8% in 1999.

Provision for income taxes remained at $0.5 million in 1998 and 1999. The effective income tax rate increased from 25.5% in 1998 to 43.0% in 1999, primarily as a result of recognizing, during 1998, certain deferred tax benefits resulting from the Recapitalization and due to losses in overseas subsidiaries for which no income tax benefit has been recognized.

Net income decreased by $0.8 million or 55.7% from $1.5 million in 1998 to $0.7 million in 1999, as a result of the factors previously indicated. Net income as a percentage of net sales decreased from 6.9% in 1998 to 3.1% in 1999.

Liquidity and Capital Resources

During the three-month period ended March 31, 1999, the Company's cash flows from operating activities decreased by $0.3 million or 6.5%, from $3.5 million in 1998 to $3.2 million in 1999. This decrease was primarily the result of the lower net income.

Cash used by investing activities increased by $0.6 million, or 159.4%, from $0.4 million in 1998 to $1.0 million in 1999. This increase was primarily due to higher capital spending.

Cash used by financing activities decreased by $0.8 million from $3.0 million in 1998 to $2.2 million in 1999. During the first quarter of 1999 the Company purchased $2.0 million of its Senior Notes.

Management believes that cash flows from operations and the available credit facility will be sufficient to fund operating and capital expenditure needs for 1999.

As of October 30, 1996, the Company entered into a tax sharing agreement with Unifrax Holding Co. ("Holding"). The results of its operations are now included in the consolidated U.S. corporate income tax return of Holding. The Company's provision for income taxes is computed as if the Company filed its annual tax returns on a separate Company basis. The current portion of the income tax provision will be satisfied by a payment to or from Holding.

At December 31, 1998, the Company had Federal and State net operating loss carryforwards totaling approximately $17.4 million which will be available to offset future taxable income. These net operating loss carryforwards expire in 2011 through 2013.

Legal Proceedings

Reference is made to the information included in Note C to the consolidated financial statements of the Company included under Item 1 in this Form 10-Q, which is hereby incorporated herein by reference.

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

The Company has completed an assessment of its Year 2000 readiness and believes it has identified all significant areas with potential date-related problems. The Company has determined which of those identified areas are critical to the normal operation of the business, and has developed a remediation plan for non-compliant, critical areas. Of those non- compliant, critical systems, the Company has completed and put into production corrections or upgrades to all but one identified system as of March 31, 1999. The completed systems include all line of business software, support software and networks, with the exception of payroll. Payroll is the final critical system, and is being addressed by the outsourcing vendor. Conversion to a Year 2000 compliant version is scheduled for the second quarter of 1999. The Company is working with the payroll vendor to assure that this timetable is met.

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

It is the Company's current policy to keep much of its operational software, both critical and noncritical on maintenance contracts which provide the most current versions of the software as a part of the contracts. Most vendors have supplied Year 2000 compliant software as a part of their normal product enhancement and evolution, and these upgrades have been or are being applied to achieve Year 2000 readiness. The Company understands from these software vendors that they have performed substantial product quality assurance testing of their products prior to general release, contributing to their assurance of their products' Year 2000 readiness. In addition, the Company, as part of its implementation process, performed additional testing and verification of substantially all software, including software not under maintenance contracts. Although the software has been tested to the best of the supplier's and the Company's ability, there is no absolute assurance that these various software systems are indeed Year 2000 compliant.

The total Year 2000 project cost is estimated at approximately $250,000 which includes $100,000 for the purchase of new software and equipment that will be capitalized, and $150,000 that will be expensed as incurred. To date the Company has incurred and expensed approximately $125,000 primarily for the assessment effort and remediation of the line of business software. All funds used for Year 2000 remediation have been treated as a part of normal operating expenses and on-going capital budgeting.

The costs of the project and the completion date of the remaining items are based on management's best estimates which were derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. However there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

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

The only Year 2000 problem that the Company has identified and considers reasonably likely of occurrence that might materially adversely affect the Company's results of operations or financial condition would be if the Company's payroll vendor were unable to deliver a Year 2000 compliant upgrade on the promised schedule. The vendor has indicated to the Company that they have a Year 2000 compliant version of their software running in production with several other customers. The Company is working with them and monitoring the project closely to assure timely completion of the effort. Should the payroll vendor not be able to deliver a Year 2000 compliant version of their software by December 31, 1999, the Company could be required to calculate its payroll information on a manual basis until at an alternative payroll service provider can be identified and qualified.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

PART II.   OTHER INFORMATION

Item 1.      Legal Proceedings

             Reference is made to the information included in Note C to the consolidated financial statements of the Company and included in this Form 10-Q, which is hereby incorporated herein by reference.

Item 2.      Changes in Securities and Use of Proceeds

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

                                   SIGNATURES


     PURSUANT TO THE  REQUIREMENTS  OF THE SECURITIES  EXCHANGE ACT OF 1934, THE
REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                             UNIFRAX CORPORATION



Date:  May 10, 1999                          By: /s/ William P. Kelly
       ------------                              ---------------------
                                             William P. Kelly, President and
                                             Chief Executive Officer


Date:  May 10, 1999                          By: /s/ Mark D. Roos
       ------------                               ---------------------
                                             Mark D. Roos, Vice President
                                             and Chief Financial Officer