Form 10-Q
period 1999-06-30
UNIFRAX INVESTMENT CORP
filed 1999-08-12
CIK 1021285

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13  OR  15(d)   OF  THE   SECURITIES
     EXCHANGE   ACT  OF   1934

                  For the quarterly period ended June 30, 1999


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

         Condensed Consolidated Balance Sheets at
           June 30, 1999 and December 31, 1998.............................1

         Condensed Consolidated Statements of Income for the
           Three-month and six-month periods ended June 30, 1999 and 1998..2

         Condensed Consolidated Statements of Cash Flows for the
           Six-months ended June 30, 1999 and 1998.........................3

         Notes to Condensed Consolidated Financial Statements..............4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations................ ....9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................14
Item 2.  Changes in Securities and Use of Proceeds........................14
Item 3.  Defaults on Senior Securities....................................14
Item 4.  Submission of Matters to a Vote of Security Holders..............14
Item 5.  Other Information................................................14
Item 6.  Exhibits and Report on Form 8-K..................................14

Signatures................................................................15

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                               Unifrax Corporation
                      Condensed Consolidated Balance Sheets
                  (Unaudited - In Thousands, Except Share Data)

                                                                                           December 31           June 30
                                                                                              1998                 1999
                                                                                              ----                 ----
ASSETS
Current assets:
     Cash                                                                            $           43      $          463
     Accounts receivable, less allowances of $708
         and $725, respectively                                                              12,953              13,177
     Inventories                                                                             10,343               9,377
     Deferred income taxes                                                                    2,494               2,494
     Prepaid expenses and other current assets                                                  220                 331
                                                                                     --------------       -------------
Total current assets                                                                         26,053              25,842

Property, plant and equipment, at cost                                                       74,363              75,257
     Less accumulated depreciation and amortization                                         (37,656)            (39,709)
                                                                                     --------------       -------------
                                                                                             36,707              35,548

Deferred income taxes                                                                        22,402              21,280
Organization costs, net of accumulated amortization
     of $1,642 and $2,017, respectively                                                       3,279               2,904
Other assets                                                                                    213                 206
                                                                                     --------------       -------------
                                                                                     $       88,654       $      85,780
                                                                                     ==============       =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Note payable -- affiliate                                                          $     7,000         $     7,000
     Current portion of long term debt                                                        3,750               7,250
     Accounts payable                                                                         3,306               1,767
     Accrued expenses                                                                         7,139               7,240
                                                                                     --------------       -------------
Total current liabilities                                                                    21,195              23,257

Long term debt                                                                              105,950              99,750
Accrued postretirement benefit cost                                                           3,472               3,301
Other long-term obligations                                                                     161                 161
                                                                                     --------------      --------------
Total liabilities                                                                           130,778             126,469

STOCKHOLDERS' DEFICIT
Common stock--$.01 par value; shares authorized--40,000;
     shares issued and outstanding--20,000                                                       --                  --
Redeemable convertible cumulative preferred stock--voting $.01 par value;
     shares authorized--10,000, shares issued and outstanding--1,666.67
     (aggregate liquidation preference of $2,686 and $2,724, respectively,
     including dividends in arrears)                                                             --                  --
Additional paid-in capital                                                                   42,520              42,520
Accumulated deficit                                                                         (84,361)            (82,703)
Accumulated other comprehensive loss                                                           (283)               (506)
                                                                                     ---------------     ---------------
Total stockholders' deficit                                                                 (42,124)            (40,689)
                                                                                     ---------------     ---------------
                                                                                     $       88,654      $       85,780
                                                                                     ===============     ===============

See accompanying notes to condensed consolidated financial statements.

                               Unifrax Corporation
                   Condensed Consolidated Statements of Income
                           (Unaudited - In Thousands)

                                                     Three Months Ended June 30             Six Months Ended June 30
                                                     --------------------------             ------------------------
                                                        1998           1999                     1998           1999
                                                        ----           ----                     ----           ----
Net Sales                                           $   22,023      $  20,520               $   43,757     $  41,693

Cost of goods sold                                      11,067         10,755                   21,979        21,978
                                                   ------------    -----------             ------------   ----------
Gross margin                                            10,956          9,765                   21,778        19,715

Selling, general and
Administration expenses                                  5,982          5,299                   11,848        11,076
                                                   ------------    -----------             ------------   ----------
Operating income                                         4,974          4,466                    9,930         8,639

Other income (expense), net                                 24            (53)                     103          (135)
                                                   ------------    -----------             -----------    -----------
Income before interest and income taxes                  4,998          4,413                   10,033         8,504

Interest expense                                        (3,011)        (2,858)                  (6,042)       (5,789)
                                                   ------------    -----------             ------------   -----------
Income before income taxes                               1,987          1,555                    3,991         2,715

Provision for income taxes                                 609            558                    1,120         1,057
                                                   -----------    ------------             -----------    ----------
Net Income                                         $     1,378    $       997              $     2,871    $    1,658
                                                   ===========    ============             ===========    ==========

See accompanying notes to condensed consolidated financial statements.

                               Unifrax Corporation
                 Condensed Consolidated Statements of Cash Flows
                           (Unaudited - In Thousands)

                                                      Six Months Ended June 30
                                                        1998            1999
                                                        ----            ----
OPERATING ACTIVITIES
Net income                                         $    2,871       $   1,658
Depreciation and amortization                           2,841           2,762
Other adjustments and changes in operating
  assets and liabilities                               (1,911)            578
                                                   -----------      ----------
Cash provided by operating activities                   3,801           4,998

INVESTING ACTIVITIES
Capital expenditures                                     (976)         (1,899)
Proceeds from sales of property, plant
  and equipment                                            28              21
                                                   -----------     -----------
Cash used in investing activities                        (948)         (1,878)

FINANCING ACTIVITIES
Repurchase of Senior Notes                                 --          (2,000)
Borrowings under revolving loan                        16,150          18,850
Repayments of revolving loan                          (18,050)        (18,550)
Repayments of term loan                                (1,000)         (1,000)
                                                  ------------    ------------
Cash used in financing activities                      (2,900)         (2,700)

Net increase(decrease) in cash                            (47)            420
Cash--beginning of period                                 359              43
                                                  ------------    ------------
Cash--end of period                               $        312    $       463
                                                  ============    ============

See accompanying notes to condensed consolidated financial statements.

                               Unifrax Corporation
              Notes to Condensed Consolidated Financial Statements
                                 June 30 , 1999


NOTE A - BASIS OF PRESENTATION

The  accompanying  unaudited  condensed  consolidated  financial  statements  of
Unifrax Corporation ("The Company" or "Unifrax") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and the notes thereto for the year ended December 31, 1998, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. All capitalized terms used in these notes to condensed consolidated financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

NOTE B - INVENTORIES

The components of inventory consist of the following (in thousands):

                                          December 31                  June 30
                                             1998                        1999
                                          -----------                  --------

       Raw materials and supplies         $     3,459               $     4,049
       Work in process                          2,008                     1,495
       Finished products                        4,341                     3,389
                                          -----------               -----------
                                                9,808                     8,933

       Adjustment to LIFO Cost                    535                       444
                                          -----------               -----------
                                          $    10,343               $     9,377
                                          ===========               ===========

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

Sanborn Site. Under the terms of an agreement with BP America, Unifrax leases a portion of the present manufacturing facilities on this site. The Carborundum Company's Sanborn, New York site was used by a number of former Carborundum operations. Testing in the area has found that contamination by volatile organic compounds is present in the soil and groundwater. Neither past nor current operations of Unifrax are believed to have contributed to, or to be contributing to, the existence of this contamination. While The Carborundum Company entered into a Consent Decree with the State of New York under which it was to conduct remedial activities at the site, BP America has taken title to and assumed liability for the remediation of this property as of October 30, 1996. Efforts to remediate the groundwater at this site are expected to continue for some time.

Under the terms of the Recapitalization Agreement, BP America assumed liability, and the rights to recovery from third parties, for environmental remediation and other similar required actions with respect to certain environmental obligations of Unifrax, including the above, which existed as of the Closing Date.

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


NOTE D - COMPREHENSIVE INCOME

Comprehensive income for the three-month and six-month periods ended June 30, 1998 and 1999 consisted of the following (in thousands):

                           Three months ended June 30   Six months ended June 30
                              1998         1999            1998          1999
                              ----         ----            ----          ----
Net income                  $ 1,378      $  997         $ 2,871       $  1,658
Change in foreign currency
translation adjustment            2         (34)            (33)          (223)
                            -------      -------        --------      ---------
Comprehensive income        $ 1,380      $  963         $ 2,838       $  1,435
                            =======      =======        ========      =========

Accumulated other comprehensive loss is comprised of the foreign currency translation adjustments.

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

Three Months Ended June 30, 1999 Compared With Three Months Ended June 30, 1998

Net sales for the second quarter of 1999 decreased by $1.5 million or 6.8% from $22.0 million in 1998 to $20.5 million in 1999, due to lower sales in some traditional market applications, including petrochemicals and steel and in porosity-controlled products due to changes in automotive industry airbag system designs.

Gross profit decreased by $1.2 million, or 10.9%, from $11.0 million in 1998 to $9.8 million in 1999. Gross profit as a percentage of net sales decreased from 49.7% in 1998 to 47.6% in 1999. The gross profit decrease was primarily due to the lower sales and lower selling prices as a result of competition in automotive products, and in some traditional markets.

Selling, general and administration expenses decreased by $0.7 million, or 11.4%, from $6.0 million in 1998 to $5.3 million in 1999, primarily as a result of nonrecurring reductions of liabilities associated with the product stewardship programs and retiree medical and insurance programs. Selling, general and administration expense as a percentage of net sales decreased from 27.2% in 1998 to 25.8% in 1999.

Operating income decreased by $0.5 million, or 10.2%, from $5.0 million in 1998 to $4.5 million in 1999. Operating income as a percentage of net sales decreased from 22.6% in 1998 to 21.8% in 1999, as a result of the factors previously indicated.

Interest expense decreased by $0.1 million, or 5.1% from $3.0 million in 1998 to $2.9 million in 1999 due to the lower level of long term debt. Interest expense increased as a percentage of net sales from 13.7% in 1998 to 13.9% in 1999.

Provision for income taxes remained at $0.6 million for the three months ended June 30, 1998 and 1999. The effective income tax rate increased from 30.6% in 1998 to 35.9% in 1999, primarily as a result of recognizing, during 1998, certain deferred tax benefits resulting from the Recapitalization and due to losses in overseas subsidiaries for which no income tax benefit has been recognized.

Net income decreased by $0.4 million or 27.6% from $1.4 million in 1998 to $1.0 million in 1999, as a result of the factors previously indicated. Net income as a percentage of net sales decreased from 6.3% in 1998 to 4.9% in 1999.

Six Months Ended June 30, 1999 Compared With Six Months Ended June 30, 1998

Net sales for the first six months of 1999 decreased by $2.1 million or 4.7% from $43.8 million in 1998 to $41.7 million in 1999 due to lower sales in some traditional markets, including petrochemical and steel, and in porosity-controlled products due to changes in automotive industry airbag system designs.

Gross profit decreased by $2.1 million, or 9.5% from $21.8 million in 1998 to $19.7 million in 1999. Gross profit as a percentage of net sales decreased from 49.8% in 1998 to 47.3% in 1999. The gross profit decrease was due to the lower sales volume and downward price pressure in the automotive market, and in some traditional markets.

Selling, general and administration expenses decreased by $0.8 million or 6.5% from $11.9 million in 1998 to $11.1 million in 1999, decreasing as a percentage of net sales from 27.1% in 1998 to 26.6% in 1999, primarily as a result of nonrecurring reductions of liabilities associated with the product stewardship programs and retiree medical and insurance programs.

Operating income decreased by $1.3 million, or 13.0% from $9.9 million in 1998 to $8.6 million in 1999. Operating income as a percentage of net sales decreased from 22.7% in 1998 to 20.7% in 1998, as a result of the factors previously indicated.

Interest expense decreased by $0.2 million or 4.2% from $6.0 million in 1998 to $5.8 million in 1999 due to the lower level of long term debt. Interest expense as a percentage of net sales increased from 13.8% in 1998 to 13.9% in 1999.

Provision for income taxes remained at $1.1 million for the six months ended June 30, 1998 and 1999. The effective income tax rate increased from 28.1% in 1998 to 38.9% in 1999, primarily as a result of recognizing during 1998, certain deferred tax benefits resulting from the Recapitalization and due to losses in overseas subsidiaries for which no income tax benefit has been recognized.

Net income decreased by $1.2 million, or 42.2% from $2.9 million in 1998 to $1.7 million in 1999, as a result of factors previously indicated. Net income as a percentage of net sales decreased from 6.6% in 1998 to 4.0% in 1999.

Liquidity and Capital Resources

During the six-month period ended June 30, 1999, the Company's cash provided by operating activities increased by $1.2 million or 31.5%, from $3.8 million in 1998 to $5.0 million in 1999. This increase was principally the result of a reduction in the level of inventories, offset in part by lower net income, depreciation and amortization.

Cash used in investing activities increased $0.9 million or 98.1% from $1.0 million in 1998 to $1.9 million in 1999. This increase was due to higher capital spending.

Cash used in financing activities decreased by $0.2 million or 6.9% from $2.9 million in 1998 to $2.7 million in 1999. During 1999 the Company made a prepayment of $1.0 million on its Term Loan and purchased $2.0 million of its Senior Notes.

Management believes that cash flows from operations and the available credit facility will be sufficient to fund operating and capital expenditure needs over the next 12 months.


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

The Company has completed an assessment of its Year 2000 readiness and believes it has identified all significant areas with potential date-related problems. The Company has determined which of those identified areas are critical to the normal operation of the business, and has developed a remediation plan for non-compliant, critical areas. Of those non-compliant, critical systems, as of June 30, 1999, the Company had completed and put into production corrections or upgrades to all but one identified system. The completed systems include all line of business software, support software and networks, with the exception of payroll. Payroll is the final critical system, and is being addressed by the outsourcing vendor. Subsequent to June 30, 1999, the vendor completed testing, and the payroll system, to the best of the Company's knowledge and belief, is now fully compliant.

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

The costs of the project and the completion date of the remaining items are based on management's best estimates which were derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. However there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

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

                                   SIGNATURES


     PURSUANT TO THE  REQUIREMENTS  OF THE SECURITIES  EXCHANGE ACT OF 1934, THE
REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          UNIFRAX CORPORATION


Date:        August 12, 1999              By: /s/    William P. Kelly
             ---------------                  -----------------------
                                          William P. Kelly, President
                                          and Chief Executive Officer


Date:        August 12, 1999              By: /s/    Mark D. Roos
             ---------------                  -----------------------
                                          Mark D. Roos, Vice President
                                          and Chief Financial Officer