Form 10-Q
period 1999-09-30
UNIFRAX INVESTMENT CORP
filed 1999-11-12
CIK 1021285

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

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

           Condensed Consolidated Balance Sheets at
                September 30, 1999 and December 31, 1998.......................1

           Condensed Consolidated Statements of Income for the
                Three-month and nine-month periods ended
                September 30, 1999 and 1998....................................2

           Condensed Consolidated Statements of Cash Flow for the
                Nine-months ended September 30, 1999 and 1998..................3

         Notes to Condensed Consolidated Financial Statements..................4

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.......................9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........13

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..................................................14
Item 2.    Changes in Securities..............................................14
Item 3.    Defaults on Senior Securities......................................14
Item 4.    Submission of Matters to a Vote of Security Holders ...............14
Item 5.    Other Information..................................................14
Item 6.    Exhibits and Report on Form 8-K....................................14

Signatures....................................................................15

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                            UNIFRAX CORPORATION
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED - IN THOUSANDS, EXCEPT SHARE DATA)




                                                                                            DECEMBER 31       SEPTEMBER 30
                                                                                               1998              1999
                                                                                               ----               ---
ASSETS
Current assets:

     Cash                                                                                   $       43      $     2,965
     Accounts receivable, less allowances of $708
         and $829, respectively                                                                 12,953           14,247
     Inventories                                                                                10,343            8,972
     Deferred income taxes                                                                       2,494            2,494
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                                                     220              237
                                                                                              --------         --------
Total current assets                                                                            26,053           28,915

Property, plant and equipment, at cost                                                          74,363           75,199
     LESS ACCUMULATED DEPRECIATION AND AMORTIZATION                                            (37,656)         (40,164)
                                                                                              --------         --------
                                                                                                36,707           35,035

Deferred income taxes                                                                           22,402           20,567
Organization costs, net of accumulated amortization
     of $1,642 and $2,204, respectively                                                          3,279            2,717
OTHER ASSETS                                                                                       213              165
                                                                                              $ 88,654         $ 87,399
                                                                                              ========         ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

     Note payable -- affiliate                                                            $     7,000       $     7,000
     Current portion of long term debt                                                          3,750             8,500
     Accounts payable                                                                           3,306             1,660
     ACCRUED EXPENSES                                                                           7,139            10,246
                                                                                              -------          --------
Total current liabilities                                                                      21,195            27,406

Long term debt                                                                                105,950            96,000
Accrued postretirement benefit cost                                                             3,472             3,344
OTHER LONG-TERM OBLIGATIONS                                                                       161               161
                                                                                              --------         --------
Total liabilities                                                                             130,778           126,911

STOCKHOLDERS' DEFICIT

Common stock--$.01 par value; shares authorized--40,000;
     shares issued and outstanding--20,000                                                         --                --
Redeemable convertible cumulative preferred stock--voting $.01 par value;
     shares authorized--10,000, shares issued and outstanding--1,666.67
     (aggregate liquidation preference of $2,686 and $2,799, respectively,
     including dividends in arrears)                                                               --                --
Additional paid-in capital                                                                     42,520            42,520
Accumulated deficit                                                                           (84,361)          (81,507)
Accumulated other comprehensive loss--cumulative foreign currency

     TRANSLATION ADJUSTMENTS                                                                     (283)             (525)
                                                                                              -------          ---------
TOTAL STOCKHOLDERS' DEFICIT                                                                   (42,124)          (39,512)

                                                                                          $    88,654       $    87,399
                                                                                              =======          ========

See accompanying notes to condensed consolidated financial statements.

                                              UNIFRAX CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                          (UNAUDITED - IN THOUSANDS)



                                                  THREE MONTHS ENDED SEPTEMBER 30        NINE MONTHS ENDED SEPTEMBER 30

                                                        1998           1999                    1998           1999
                                                        ----           ----                    ----           ----
Net Sales                                          $   20,767      $  20,588              $   64,524       $ 62,281

COST OF GOODS SOLD                                     10,396         10,252                  32,375         32,230
                                                       ------         ------                  ------         ------
Gross margin                                           10,371         10,336                  32,149         30,051

Selling, general and

     ADMINISTRATION EXPENSES                            6,110          5,643                  17,958         16,719
                                                       ------         ------                  ------         ------
Operating income                                        4,261          4,693                  14,191         13,332

OTHER INCOME (EXPENSE), NET                               123             25                     226           (110)
                                                       ------        -------                  ------         ------
Income before interest and income taxes                 4,384          4,718                  14,417         13,222

INTEREST EXPENSE                                       (3,066)        (2,809)                 (9,108)        (8,598)
                                                       ------        -------                 -------         ------
Income before income taxes                              1,318          1,909                   5,309          4,624

PROVISION FOR INCOME TAXES                                389            713                   1,509          1,770
                                                       ------        -------                 -------         ------
NET INCOME                                       $        929    $     1,196               $   3,800      $   2,854
                                                       ======        =======                 =======         ======



See accompanying notes to condensed consolidated financial statements.

                               UNIFRAX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)



                                                                                    NINE MONTHS ENDED SEPTEMBER 30

                                                                                         1998               1999
                                                                                         ----               ----
OPERATING ACTIVITIES
Net income                                                                            $ 3,800             $ 2,854
Depreciation and amortization                                                           4,248               4,099
Other adjustments and changes in operating assets and liabilities                       1,201               3,573
                                                                                      -------             -------
Cash provided by operating activities                                                   9,249              10,526

INVESTING ACTIVITIES
Capital expenditures                                                                   (1,772)             (2,434)
Proceeds from sales of property, plant and equipment                                       45                  30
                                                                                      -------             -------
Cash used in investing activities                                                      (1,727)             (2,404)

FINANCING ACTIVITIES
Repurchase of Senior Notes                                                             (2,000)             (2,000)
Borrowings under revolving loan                                                        17,450              19,050
Repayments of revolving loan                                                          (19,550)            (20,750)
REPAYMENT OF TERM LOAN                                                                 (3,000)             (1,500)
                                                                                      -------             -------
Cash used in financing activities                                                      (7,100)             (5,200)

Net increase/decrease in cash                                                             422               2,922
CASH--BEGINNING OF PERIOD                                                                 359                  43
                                                                                      -------             -------
CASH--END OF PERIOD                                                                 $     781         $     2,965
                                                                                      =======             =======


See accompanying notes to condensed consolidated financial statements.

                               UNIFRAX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Unifrax Corporation (the "Company" or "Unifrax") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and the notes thereto for the year ended December 31, 1998, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. All capitalized terms used in these notes to condensed consolidated financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

NOTE B - INVENTORIES

The components of inventory consist of the following (in thousands):

                                December 31         September 30
                                    1998               1999
                                    ----               ----

Raw materials and supplies        $3,459              $3,264
Work in process                    2,008               1,511
FINISHED PRODUCTS                  4,341               3,753
                                  -------             -------
                                   9,808               8,528
ADJUSTMENT TO LIFO COST              535                 444
                                  ------              ------
                                 $10,343              $8,972
                                  ======               =====

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

The Company may be named as a potentially responsible party ("PRP") pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund") or comparable state law in connection with off-site disposal of hazardous substances at three sites, and The Carborundum Company has entered into a Consent Decree with the New York State Department of Environmental Conservation to remediate contamination at the facility located in Sanborn, New York. While the Company's ultimate clean-up liability at the sites at which the Company is a potential PRP is not presently determinable, the Company does not expect to incur any material liability with respect to any of these sites, individually or in the aggregate, as a result of its activities at these sites. Furthermore, BP America has agreed to indemnify the Company for certain environmental liabilities, which might ultimately exist, under the Recapitalization Agreement. In addition, BP America has assumed liability for other potential off-site clean-up obligations associated with Carborundum. The locations at which the Company has maintained potential off-site liability and the Carborundum Sanborn, New York facility are described below.

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

OSAGE METALS SITE. Osage Metals Co., Inc. was a scrap metal business in Kansas City, Kansas, that reclaimed metals from various sources, including metal from used transformers and capacitors. Osage purchased transformer and capacitor scrap metal from PCB Treatment Co., Inc. ("PCB Inc." above) and others. An EPA sampling of soil at the Osage site indicated the presence of PCB and lead contamination. In early 1998 BP America was notified by the EPA that it was potentially liable under CERCLA for response costs at the Osage site. In 1999, BP America made a de minimus payment which substantially settled its environmental obligations for this site. Consequently, the liability, if any, ultimately attributable to BP America or Carborundum is not expected to have a material adverse effect on the Company's financial position.

SHULMAN SITE. The Company has potential liability with respect to the Shulman Site in St. Joseph County, Indiana. The site is a landfill which the Company believes to have been contaminated by chemicals migrating from an adjacent facility. Plant trash from the New Carlisle facility was hauled to the site. An agreement has been reached pursuant to which the Company, as part of a response group, agreed to assume approximately 5% of certain response costs, which to date include $1.7 million for installation of a water line. The Company's share of that cost is less than $100,000. The owner of the adjacent facility has assumed the bulk of site remediation costs to date. It is anticipated that site remediation will ultimately involve installing a clay cap over the site, the cost of which is not yet known.

SANBORN SITE. Under the terms of an agreement with BP America, Unifrax leases a portion of the present manufacturing facilities on this site. The Carborundum Company's Sanborn, New York, site was used by a number of former Carborundum operations. Testing in the area has found that contamination by volatile organic compounds is present in the soil and groundwater. Neither past nor current operations of Unifrax are believed to have contributed to, or to be contributing to, the existence of this contamination. While The Carborundum Company entered into a Consent Decree with the State of New York under which it was to conduct remedial activities at the site, BP America has taken title to and assumed liability for the remediation of this property as of October 30, 1996. Efforts to remediate the groundwater at this site are expected to continue for some time.

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

The Carborundum Company has been named in numerous legal claims alleging pre-Closing asbestos exposure. None of the current or past products of Unifrax are asbestos-containing materials, as defined by OSHA (29CFR1900.1001(b)). For these claims related to pre-Closing Carborundum Company matters, BP America has responsibility under the Recapitalization Agreement and is managing the claims directly.

NOTE D - COMPREHENSIVE INCOME

Comprehensive income for the three-month and nine-month periods ended September 30, 1998 and 1999 consisted of the following (in thousands):



                                Three months ended September 30         Nine months ended September 30
                                       1998           1999                  1998               1999
                                       ----           ----                  ----               ----
Net income                          $  929         $ 1,196               $ 3,800            $ 2,854
Change in foreign currency
      translation adjustment            39             (19)                    5               (242)
                                       ---           -----                 -----              -----
Comprehensive income                $  968         $ 1,177               $ 3,805            $ 2,612
                                       ===           =====                 =====              =====


NOTE E - INTEREST RATE SWAP AGREEMENT

Effective October 1, 1999, the company entered into interest rate swap agreements to effectively convert fixed-rate debt with a notional principal amount of $25,000,000 to variable-rate debt. Under the agreements the Company receives from, or pays to, the banks an amount computed as the difference between interest based upon a fixed rate of 6.2% per annum, and interest based upon the established LIBOR rate, which at September 30, 1999 was 5.4%.

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

          THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

          Net sales for the third quarter of 1999 decreased by $0.2 million or 0.9% from $20.8 million in 1998 to $20.6 million in 1999, due to lower sales in some traditional markets including petrochemical and steel, and in porosity controlled products resulting from changes in automotive industry airbag system designs.

          Gross profit remained unchanged at $10.3 million in both 1998 and 1999. Gross profit as a percentage of net sales increased from 49.9% in 1998 to 50.2% in 1999, primarily as a result of improved manufacturing efficiencies.

          Selling, general and administrative expenses decreased by $0.5 million, or 7.6% from $6.1 million in 1998 to $5.6 million in 1999, primarily as a result of lower spending in sales and marketing as a consequence of lower sales volume, and lower administrative costs. Selling, general and administrative expenses as a percentage of net sales decreased from 29.4% in 1998 to 27.4% in 1999.

          Operating income increased by $0.4 million, or 10.1%, from $4.3 million in 1998 to $4.7 million in 1999. Operating income as a percentage of net sales increased from 20.5% in 1998 to 22.8% in 1999, as a result of the factors previously indicated.

          Interest expense decreased by $0.3 million, or 8.4% from $3.1 million in 1998 to $2.8 million in 1999 due primarily to the lower level of debt in 1999. Interest expense decreased as a percentage of net sales from 14.8% in 1998 to 13.6% in 1999.

          Provision for income taxes increased by $0.3 million, or 83.3% from $0.4 million in 1998 to $0.7 million in 1999. The effective income tax rate increased from 29.5% in 1998 to 37.3% in 1999, primarily as a result of recognizing, during 1998, certain deferred tax benefits resulting from the Recapitalization and due to losses in overseas subsidiaries for which no income tax benefit has been recognized.

          Net income increased by $0.3 million or 28.7% from $0.9 million in 1998 to $1.2 million in 1999, as a result of the factors previously indicated. Net income as a percentage of net sales increased from 4.5% in 1998 to 5.8% in 1999.

          NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

          Net sales for the first nine months of 1999 decreased by $2.2 million or 3.5% from $64.5 million in 1998 to $62.3 million in 1999 due to lower sales in some traditional markets, including petrochemical and steel, and in porosity controlled products due to changes in automotive industry airbag system designs.

          Gross profit decreased by $2.1 million or 6.5% from $32.1 million in 1998 to $30.0 million in 1999. Gross profit as a percentage of net sales decreased from 49.8% in 1998 to 48.3% in 1999. The decrease was due to the lower sales volume and downward price pressure in the automotive market, and in some traditional markets.

          Selling, general and administrative expenses decreased by $1.3 million or 6.9% from $18.0 million in 1998 to $16.7 million in 1999, primarily as a result of lower spending in sales and administration and non-recurring reductions of liabilities associated with the product stewardship program and retiree medical and insurance programs. Selling, general and administrative expenses as a percentage of net sales decreased from 27.8% in 1998 to 26.8% in 1999.

          Operating income decreased by $0.9 million, or 6.1% from $14.2 million in 1998 to $13.3 million in 1999. Operating income as a percentage of net sales decreased from 22.0% in 1998 to 21.4% in 1999, as a result of the factors previously indicated.

          Interest expense decreased by $0.5 million or 5.6% from $9.1 million in 1998 to $8.6 million in 1999 primarily due to the lower level of debt in 1999. Interest expense as a percentage of net sales decreased from 14.1% in 1998 to 13.8% in 1999.

          Provision for income taxes increased $0.3 million, or 17.3%, from $1.5 million in 1998 to $1.8 million in 1999. The effective income tax rate increased from 28.4% in 1998 to 38.3% in 1999, primarily as a result of recognizing during 1998, certain deferred tax benefits resulting from the Recapitalization and due to losses in overseas subsidiaries for which no income tax benefit has been recognized.

          Net income decreased by $0.9 million, or 24.9% from $3.8 million in 1998 to $2.9 million in 1999, as a result of factors previously indicated. Net income as a percentage of net sales decreased from 5.9% in 1998 to 4.6% in 1999.

          LIQUIDITY AND CAPITAL RESOURCES

          During the nine-month period ended September 30, 1999, the Company's cash provided by operating activities increased by $1.3 million or 13.8%, from $9.2 million in 1998 to $10.5 million in 1999. The higher operating cash flow was primarily the result of a reduction in the level of inventories.

          Cash used for investing activities increased $0.7 million or 39.2% from $1.7 million in 1998 to $2.4 million in 1999. This increase was due to higher capital spending.

          Cash used for financing activities decreased by $1.9 million from $7.1 million in 1998 to $5.2 million in 1999. During 1999 the Company made repayments of $1.5 million on its Term Loan, repurchased $2 million of Senior Notes and repaid $1.7 million, net, of its $20 million revolving credit facility.

          The Company expects that cash on hand, cash flow from operations and borrowings under the available credit facility will be adequate to meet its anticipated operating requirements and planned capital expenditures over the next 12 months. See Item 2, "Forward Looking Statements".

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

          The Company has completed an assessment of its Year 2000 readiness and believes it has identified all significant areas with potential date-related problems. The Company has determined which of those identified areas are critical to the normal operation of the business. As of September 30, 1999, the Company believes it has completed and put into production corrections or upgrades to all critical systems thereby making them ready for the date change to the year 2000.

          In addition to the critical systems identified, there are other systems or pieces of equipment which assist in the day to day operation of the Company, but are not vital to business operations. An action plan is in place to provide for the Year 2000 readiness of these other items either through upgrade, repair, date rollback or replacement. This is a continuous process which is underway now, and will be continuing through 1999. Although the Company expects that these other items will be Year 2000 compliant by late 1999, the Company does not believe these other items will seriously disrupt the orderly conduct of its business even if not corrected or replaced within the time frame.

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

          The total Year 2000 project cost is estimated at approximately $250,000 which includes $125,000 for the purchase of new software and equipment that will be capitalized, and $125,000 that will be expensed as incurred. To date the Company has incurred and expensed approximately $100,000. All funds used for Year 2000 remediation have been treated as a part of normal operating expenses and on-going capital budgeting.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          At September 30, 1999, the Company has approximately $16 million of variable rate long-term debt. In addition, effective October 1, 1999, the Company entered into interest rate swap agreements to effectively convert fixed-rate debt with a notional principal amount of $25 million to variable-rate debt. Under these agreements, the Company makes or receives payments equal to the difference between fixed and variable interest rate payments on the notional amount. A 1% fluctuation in interest rates would change future annual interest expense by approximately $405,000.

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

                                   SIGNATURES

     PURSUANT TO THE  REQUIREMENTS  OF THE SECURITIES  EXCHANGE ACT OF 1934, THE
REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                      UNIFRAX CORPORATION

DATE: November  12, 1999              BY: /S/    WILLIAM P. KELLY
      ------------------              -------------------------------
                                      William P. Kelly, President and
                                      Chief Executive Officer

DATE: November 12, 1999               BY: /S/    MARK D. ROOS
      -----------------               -------------------------------
                                      Mark D. Roos, Vice President
                                      and Chief Financial Officer