Form 10-K
period 1999-12-31
UNIFRAX INVESTMENT CORP
filed 2000-03-28
CIK 1021285

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   ----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S- K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

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

     Automotive Market. Three product types account for substantially all of the fiber consumed by the automotive industry: paper, catalytic converter gasket material, and insulation heat shields.

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

     The Company has maintained a strong financial commitment to its research and development program. Research and development expense totaled $2,734,000, $2,770,000, and $2,586,000, or approximately 3.1%, 3.2%, and 3.0% of net sales during the years 1997, 1998, and 1999, respectively.

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

     The Company has significant competitors in its markets, some of which manufacture ceramic fiber while others purchase ceramic fiber and then reprocess it into products which compete with the Company's products. In the furnace-related markets, the Company's competitors are the Thermal Ceramics business unit of Morgan Crucible, the Premier Refractories International business unit of Cookson Group plc., and the A.P. Green business unit of RHI AG. In the automotive market, the Company's significant competitors include Thermal Ceramics, Minnesota Mining & Manufacturing Company ("3M") and Lydall. Both Lydall and 3M are reprocessors of ceramic fiber.

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

ENVIRONMENTAL REGULATION

     The Company's operations and properties are subject to a wide variety of foreign, federal, state and local laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contamination in the environment, and the health and safety of employees and other persons. As such, the nature of the Company's operations exposes it to the risk of claims with respect to environmental protection and health and safety matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Reference is made to the information included in Note 13 to the consolidated financial statements included in this Form 10-K, and to information appearing under the headings "Health and Safety Indemnity" and "Environmental Indemnity" provided under Item 13 of this Form 10-K, which are hereby incorporated herein by reference.

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

EMPLOYEES

     As of December 31, 1999, the Company employed approximately 386 persons on a full-time basis, Approximately 65 employees at the Company's Tonawanda plant are members of the Paper, Allied-Industrial, Chemical and Energy Workers International Union (PACE Local 1-2058).

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

     The following table provides a description of the Company's principal facilities.

                          Approximate
Plant Site                Square Feet       Status      Use
----------                -----------       ------      ---
New Carlisle, IN            230,000         Owned       Bulk ceramic fiber, blankets, modules, boards

Tonawanda, NY               186,000         Leased      Papers, felts, boards, XPE(TM), porosity- controlled paper

Amherst, NY                  42,000         Leased      Woven and spun textiles

Sanborn, NY                  10,000         Leased      Fibermax(R) high temperature fiber

Niagara Falls, NY            33,000         Owned       Headquarters, research laboratory


ITEM 3.  LEGAL PROCEEDINGS

     Reference  is  made  to  the  information   included  in  Note  13  to  the
consolidated financial statements of the Company included under Item 8 in this Form 10-K, which is hereby incorporated herein by reference.

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

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                    1995           1996         1997       1998         1999
                                                    ----           ----         ----       ----         ----
                                                                        (Dollars in Thousands)
STATEMENT OF INCOME DATA:
Net sales                                       $  84,064      $  91,631    $  87,111   $  85,499    $  85,089
Income before interest and income taxes            21,448         22,429       20,039      18,338       19,101
Interest expense                                       --          2,246       12,537      11,988       11,335
Provision for income taxes                          8,743          8,543        1,937       2,305        2,792
                                                ---------      ---------    ---------   ---------    ---------
Net income                                      $  12,705      $  11,640    $   5,565   $   4,045    $   4,974
                                                =========      =========    =========   =========    =========
OTHER DATA:
EBITDA(a)                                       $  25,837      $  26,771   $   25,382   $  23,980   $   24,831
Depreciation and amortization                       4,301          4,091        5,323       5,649        5,420
Cash Flows From Operating Activities               18,925         18,631       13,987       9,243       12,684
Cash Flows From Investing Activities               (3,593)        (8,579)      (9,276)     (3,759)      (3,177)
Cash Flows From Financing Activities              (15,393)        (9,191)      (5,250)     (5,800)      (9,550)

BALANCE SHEET DATA (AT PERIOD END):
Working capital                                 $  14,763      $  14,022   $   12,921   $   4,858   $    9,447
Long Term Debt                                         --        127,750      122,500     105,950      100,900
Total assets                                       54,239         93,391       90,462      88,654       84,578
Total liabilities                                  18,815        147,455      136,641     130,778      122,009
Parent company investment(b)                       35,424             --           --          --           --
Stockholders' Deficit(b)                               --        (54,064)     (46,179)    (42,124)     (37,431)

(a) "EBITDA" means earnings from operations before interest expense, taxes, profits or losses on sales or disposals of fixed assets, depreciation, and amortization. EBITDA is included because management believes that it is an indicator used by investors to gauge a company's ability to service its interest and principal obligations. EBITDA should not be considered in isolation from, as a substitute for, or as being more meaningful than net income, cash flows from operating, investing and financing activities or other income or cash flow statement data prepared in accordance with generally accepted accounting principles and should not be construed as an indication of the Company's operating performance or as a measure of liquidity. EBITDA, as presented herein, may be calculated differently by other companies and, as such, EBITDA amounts presented herein may not be comparable to other similarly titled measures of other companies.

(b) Prior to consummation of its recapitalization in 1996, the Company was accounted for as a division of Carborundum rather than as a subsidiary, and had no separately identifiable equity other than an amount equal to its net assets captioned as "parent company investment." In connection with the recapitalization, this investment was eliminated and replaced by stockholders' deficit.

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

RESULTS OF OPERATIONS
                                                  Year Ended December 31,
                                                  ----------------------
                                                  1997     1998     1999
                                                  ----     ----     ----

Net sales                                        100.0%   100.0%  100.0%
Cost of goods sold                                50.7     51.2    50.3
                                                 -----    -----   -----
Gross profit                                      49.3     48.8    49.7
Selling, general and administrative               26.3     27.3    27.0
                                                 -----    -----   -----
Operating income                                  23.0%    21.5%   22.7%

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

     Net sales decreased $0.4 million or 0.5% from $85.5 million in 1998 to $85.1 million in 1999. Several Unifrax markets for ceramic fiber, including petrochemicals and steel remained weak throughout most of 1999. Also, sales of porosity-controlled products continued to decline due to automotive industry airbag design changes toward systems using less filtration.

     Gross profit increased by $0.6 million, or 1.4%, from $41.7 million in 1998 to $42.3 million in 1999. Gross profit as a percentage of net sales increased from 48.8% in 1998 to 49.7% in 1999. The increase in gross profit was due to improved plant operating efficiencies and lower overall production costs.

     Selling, general and administrative expenses decreased by $0.4 million or 1.8%, from $23.4 million in 1998 to $23.0 million in 1999 primarily as a result of nonrecurring reductions of liabilities associated with the product stewardship programs and retiree medical and insurance programs, and reduced testing and development expenditures. Selling, general and administrative expenses as a percentage of net sales decreased slightly from 27.3% in 1998 to 27.0% in 1999.

     Operating income increased by $1.0 million, or 5.5%, from $18.4 million in 1998 to $19.4 million in 1999. Operating income as a percentage of net sales increased from 21.5% in 1998 to 22.7% in 1999, as a result of the factors previously indicated.

     Other expense increased by $0.5 million, or 413.7%, from $0.1 million in 1998 to $0.6 million in 1999 due to increased foreign currency exchange losses relative to Europe and Brazil, and increased losses on disposals of equipment.

     Interest expense decreased by $0.6 million, or 5.4%, from $11.9 million in 1998 to $11.3 million in 1999 primarily as a result of the repurchase of $2.0 million of 10.5% Senior Notes and repayment of principal on the term loan and note payable - affiliate, offset in part by increasing interest rates on certain variable-rate borrowings. Interest expense as a percentage of net sales decreased from 13.9% in 1998 to 13.3% in 1999.

     Provision for income taxes increased $0.5 million, or 21.1%, from $2.3 million in 1998 to $2.8 million in 1999. The effective income tax rate decreased from 36.3% in 1998 to 36.0% in 1999.

     Net income increased by $1.0 million, or 23.0%, from $4.0 million in 1998 to $5.0 million in 1999, as a result of factors previously indicated. Net income as a percentage of net sales increased from 4.7% in 1998 to 5.8% in 1999, as a result of the factors discussed above.

     EBITDA increased by $0.8 million, or 3.5%, from $24.0 million in 1998 to $24.8 million in 1999. The increase in EBITDA is principally attributable to the factors affecting operating income which were discussed above. EBITDA as a percent of net sales increased from 28.1% in 1998 to 29.2% in 1999.

     Capital Expenditures decreased $0.6 million, or 16.0%, from $3.8 million in 1998 to $3.2 million in 1999, due to lower spending on plant and equipment. Capital expenditures in 1999 included projects to increase capacity, to replace equipment and to reduce costs.

     Working capital increased from $4.9 million in 1998 to $9.4 million in 1999. Decreased levels of raw materials and in-process inventories were offset by higher accounts receivable and a reduction in the current portion of long term debt due to the repayment of the note payable - affiliate.

     Cash flows from operating activities increased $3.5 million, or 38.0%, from $9.2 million in 1998 to $12.7 million in 1999 as a consequence of the higher net income and inventory change discussed above offset in part by higher accounts receivable. Cash outflows from investing activities decreased $0.6 million from $3.8 million in 1998 to $3.2 million in 1999 due to decreased capital expenditures. Cash outflows from financing activities increased $3.8 million from $5.8 million in 1998 to $9.6 million in 1999.

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

     Gross profit declined by $1.3 million, or 2.8%, from $43.0 million in 1997 to $41.7 million in 1998. Gross profit as a percentage of net sales decreased from 49.3% in 1997 to 48.8% in 1998. The decline in gross profit was due to the lower sales volume and downward pressure on prices in the automotive market and in some traditional markets.

     Selling, general and administrative expenses increased by $0.4 million or 1.9%, from $23.0 million in 1997 to $23.4 million in 1998 as a result of inflation and additional testing and development expenditures for new products, offset partially by the effects of the lower sales volume. Selling, general and administrative expenses as a percentage of net sales increased from 26.3% in 1997 to 27.3% in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's Credit Agreement provides for a $25.0 million term loan and a $20.0 million revolving credit facility. The revolving credit facility is available for working capital and other corporate purposes. Loans under the Credit Agreement bear interest at a rate based upon LIBOR or the lender's prime rate plus a negotiated margin. The Credit Agreement and the indenture for the Company's 10.5% Senior Notes contain certain restrictive covenants including requirements that the Company meet certain financial ratio tests and limitations on the ability of the Company to incur additional indebtedness. At December 31, 1999, the Company was in compliance with all Credit Agreement and Indenture covenants.

     During 1999 the Company made payments of principal totaling $3.8 million on its Term Loan thereby reducing the balance outstanding from $10.0 million at December 31, 1998 to $6.2 million at December 31, 1999. As of December 31, 1999 the Company had borrowed $4.9 million against its $20.0 million revolving credit facility.

     On March 3, 1999, the Company repurchased $2 million face value of Senior Notes.

     Management believes that cash flows from operations and borrowings under the available credit facility will be adequate to meet the Company's operating requirements and planned capital expenditures over the next 12 months. See "Forward Looking Statements."

     As of October 30, 1996, the Company entered into a tax sharing agreement with its principal stockholder, Unifrax Holding Co. ("Holding"). The results of its operations are now included in the consolidated U.S. corporate income tax return of Holding. The Company's provision for income taxes is computed as if the Company filed its annual tax returns on a separate Company basis. The current portion of the income tax provision will be satisfied by a payment to or from Holding.

     At December 31, 1999, the Company had Federal and state net operating loss carryforwards totaling approximately $15.5 million which will be available to offset future taxable income. These net operating loss carryforwards expire in 2011 through 2019.

LEGAL PROCEEDINGS

     Reference  is  made  to  the  information   included  in  Note  13  to  the
consolidated financial statements of the Company included under Item 8 in this Form 10-K, which is hereby incorporated herein by reference.

IMPACT OF YEAR 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. During 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $75,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either a fair value hedge, a cash flow hedge, or a foreign currency hedge, will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income. The new standard must be adopted for year 2000 financial reporting. The impact of compliance with SFAS No. 133 has not yet been determined by the Company.

SUBSEQUENT EVENTS

     On February 4, 2000, the Company announced that Holding had entered into a non-binding letter of intent to explore the purchase of Carborundum Insulation Technology, the worldwide ceramic fibers business of Compagne de Saint-Gobain. The proposed acquisition is subject to various conditions, including the execution of a definitive purchase agreement and the satisfactory completion of due diligence. It is expected that the acquisition, if consummated, will be completed by the end of the second quarter of 2000.

ITEM 7A. MARKET RISK DISCLOSURES

     The Company is exposed to certain market risks, principally changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

     The Company has various long-term indebtedness outstanding at December 31, 1999, and has also entered into interest rate swap agreements to effectively convert fixed-rate debt with a notional principal amount of $25,000,000 to variable-rate debt.. The interest impact of an increase in interest rates of 100 basis points (1%) would be as follows:

 Instrument                       Interest Rate             Impact on Earnings
 ----------                       -------------             ------------------
                                                             (in thousands)

Loan and Security Agreement       Variable, based on LIBOR   $       (112)

Senior Notes                      Fixed                                 -

Interest Rate Swap Agreement      Variable                           (250)
                                                                     ----
                                                                     (362)
Less tax benefit                                                      127
                                                                      ---
Net income reduction                                         $       (235)
                                                             ============

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                                                      Page in
                                                                     Form 10K
                                                                     --------
Report of Independent Auditors                                          15
Consolidated  Balance  Sheets as of December  31, 1998 and 1999         16
Consolidated Statements  of Income for the Years Ended
   December 31,  1997,  1998 and 1999                                   17
Consolidated Statements of Stockholders' Deficit for the Years Ended
   December 31, 1997, 1998 and 1999                                     18
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1997, 1998 and 1999                                     19
Notes to Consolidated Financial Statements                              20

                         Report of Independent Auditors

Board of Directors
Unifrax Corporation

We have audited the accompanying consolidated balance sheets of Unifrax Corporation as of December 31, 1998 and 1999, and the related consolidated statements of income, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unifrax Corporation at December 31, 1998 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                /s/ Ernst & Young LLP

Buffalo, New York
February 17, 2000

                               Unifrax Corporation

                           Consolidated Balance Sheets

                                                                   December 31

                                                              1998            1999
                                                              ----            ----
                                                                 (In Thousands)
Assets
Current assets:
 Cash                                                    $       43     $         -
 Accounts receivable, trade, less allowance of $708
  and $821, respectively                                     12,328          14,697
 Accounts receivable, other                                     625               -
 Inventories                                                 10,343           9,403
 Deferred income taxes                                        2,494           2,705
 Prepaid expenses and other current assets                      220             233
                                                         ----------     -----------
Total current assets                                         26,053          27,038
Property, plant and equipment, net                           36,707          35,601
Deferred income taxes                                        22,402          19,334
Financing costs, net of accumulated amortization of
 $1,642 and $2,392, respectively                              3,279           2,529
Other assets                                                    213              76
                                                        -----------    ------------
                                                        $    88,654    $     84,578
                                                        ===========    ============

Liabilities and stockholders' deficit
Current liabilities:
 Note payable--affiliate                                $    7,000     $          -
 Current portion of long-term debt                           3,750            6,250
 Accounts payable                                            3,306            3,642
 Accrued expenses                                            7,139            7,699
                                                        ----------     ------------
Total current liabilities                                   21,195           17,591
Long-term debt                                             105,950          100,900
Accrued postretirement benefit cost                          3,472            3,356
Other long-term obligations                                    161              162

Stockholders' deficit
Common stock--$.01 par value; 40,000 shares authorized;
 20,000 shares issued and outstanding                            -                -
Redeemable convertible cumulative preferred stock--voting;
 $.01 par value; 10,000 shares authorized; 1,666.67 shares
 issued and outstanding                                          -                -
Additional paid-in capital                                  42,520           42,520
Accumulated deficit                                        (84,361)         (79,387)
Accumulated other comprehensive income-cumulative foreign
 currency translation adjustment                              (283)            (564)
                                                        ----------     ------------
                                                           (42,124)         (37,431)
                                                        ----------     ------------
                                                        $   88,654     $     84,578
                                                        ==========     ============


See accompanying notes to consolidated financial statements.

                               Unifrax Corporation

                        Consolidated Statements of Income

                                                              December 31

                                                      1997        1998        1999
                                                      ----        ----        ----
                                                             (In Thousands)
Net sales                                         $  87,111    $ 85,499    $ 85,089

Cost of goods sold                                   44,154      43,760      42,765
                                                  ---------    --------    --------
Gross profit                                         42,957      41,739      42,324

Selling, general and administrative expenses         22,964      23,388      22,972
                                                  ---------    --------    --------
Operating income                                     19,993      18,351      19,352

Royalty income, net of related expenses                 350         104         350
Other expense                                          (304)       (117)       (601)
                                                  ---------    --------    --------
Income before interest and income taxes              20,039      18,338      19,101

Interest expense                                    (12,537)    (11,988)    (11,335)
                                                  ---------    --------    --------
Income before income taxes                            7,502       6,350       7,766

Provision for income taxes                            1,937       2,305       2,792
                                                  ---------    --------    --------
Net income                                        $   5,565    $  4,045    $  4,974
                                                  =========    ========    ========

See accompanying notes to consolidated financial statements.

                               Unifrax Corporation

                Consolidated Statements of Stockholders' Deficit

                                 (In Thousands)

                                                                                                Accumulated
                                                                    Additional                    Other          Total
                                           Common    Preferred       Paid-In      Accumulated  Comprehensive  Stockholders'
                                           Stock       Stock         Capital        Deficit       Income        Deficit
                                           -----       -----         -------       -------        ------        -------
                                                                         (In Thousands)
Balance at January 1, 1997               $    -      $      -      $  40,020   $   (93,971)  $   (113)     $  (54,064)

Net income                                    -             -              -         5,565          -           5,565

Foreign currency translation adjustment       -             -              -             -       (180)           (180)
                                                                                                             --------
Comprehensive income                                                                                            5,385
Issuance of Preferred Stock                   -             -          2,500             -          -           2,500
                                         -----------------------------------------------------------------------------
Balance at December 31, 1997                  -             -         42,520       (88,406)      (293)        (46,179)

Net income                                    -             -              -         4,045          -           4,045
Foreign currency translation adjustment       -             -              -             -         10              10
                                                                                                             --------
Comprehensive income                                                                                            4,055
                                         -----------------------------------------------------------------------------
Balance at December 31, 1998                  -             -         42,520       (84,361)      (283)        (42,124)

Net income                                    -             -              -         4,974          -           4,974
Foreign currency translation adjustment       -             -              -             -       (281)           (281)
                                                                                                             --------
Comprehensive income                                                                                            4,693
                                         -----------------------------------------------------------------------------
Balance at December 31, 1999             $    -       $     -      $  42,520    $  (79,387)    $ (564)      $ (37,431)
                                         =============================================================================

See accompanying notes to consolidated financial statements.

                               Unifrax Corporation

                      Consolidated Statements of Cash Flows

                                                                        December 31
                                                             1997            1998         1999
                                                             ----            ----         ----
                                                                        (In Thousands)
Operating activities
Net income                                              $   5,565       $   4,045    $   4,974
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization                            5,323           5,649         5,420
  Provision for deferred income taxes                      1,802           2,273         2,857
  Loss (gain) on sales of property, plant and equipment       20              (7)          310
  Changes in operating assets and liabilities:
     Accounts receivable                                   1,136            (233)       (1,678)
     Inventories                                           2,206          (2,458)          940
     Prepaid expenses and other current assets              (117)            191           (13)
     Accounts payable and accrued expenses                (1,942)           (493)          270
     Accrued postretirement benefit cost                     252             263          (116)
     Other long-term liabilities                             (78)              3             1
     Other                                                  (180)             10          (281)
 Cash provided by operating activities                    13,987           9,243        12,684

Investing activities
Capital expenditures                                      (9,421)         (3,821)       (3,211)
Proceeds from sales of property, plant and equipment         145              62            34
Cash used in investing activities                         (9,276)         (3,759)       (3,177)

Financing activities
Borrowings under revolving loan                           19,350          21,600        42,000
Repayments of revolving loan                             (16,850)        (22,400)      (38,800)
Repayments of long-term borrowings                        (7,750)         (5,000)       (5,750)
Repayment of amounts due affiliates                            -               -        (7,000)
Cash used in financing activities                         (5,250)         (5,800)       (9,550)
Net decrease in cash                                        (539)           (316)          (43)
Cash at beginning of year                                    898             359            43
Cash at end of year                                 $        359        $     43     $       -



See accompanying notes to consolidated financial statements.

                               Unifrax Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1999


1.   Organization And Basis Of Presentation

Prior to October 30, 1996, the date on which Unifrax Corporation ("Unifrax" or "Company") completed a comprehensive recapitalization (the "Recapitalization"), Unifrax and its predecessor, the North American Fibers Division of The Carborundum Company ("Carborundum") was an indirect wholly-owned subsidiary of The British Petroleum Company p.l.c. ("BP"). As a result of the Recapitalization, Unifrax Holding Co. ("Holding") and BP own 90% and 10%, respectively, of the Company. Pursuant to the Recapitalization, BP America Inc. ("BP America") a subsidiary of BP, agreed to indemnify the Company, subject to certain limitations, against all liabilities, if any, that might result from any claims for wrongful death or personal injury caused by exposure to refractory ceramic fiber products manufactured by Unifrax prior to the consummation of the Recapitalization, and against certain environmental liabilities arising prior to consummation of the Recapitalization.

2.   Significant Accounting Policies

Certain Risks and Uncertainties

The Company manufactures heat resistant ceramic fiber products for sale generally to automotive, commercial, and industrial customers primarily throughout North America. Manufacturing facilities are located in Western New York and Indiana. The Company maintains adequate allowances for potential credit losses, performs ongoing credit evaluations, and generally does not require collateral.

Approximately 17% of the Company's employees are represented by a labor union and are covered under a collective bargaining agreement which expires in 2004.

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

Financing Costs

Financing costs are being amortized on a straight line basis over periods ranging from 5 to 7 years.

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

Income Taxes

As of October 30, 1996, the Company entered into a tax sharing agreement with Holding. The results of the Company's operations are currently included in the consolidated U.S. corporate income tax return of Holding. The Company's provision for income taxes is computed as if the Company filed its annual tax returns on a separate company basis. The current portion of the income tax provision is satisfied by a payment to or from Holding.

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

Advertising Costs

Advertising costs, which consist principally of advertisements in trade journals, brochures, and attendance at trade shows, are expensed as incurred. Advertising costs totaled $792,000, $810,000 and $771,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

Research and Development Costs

Product research and development costs are charged to expense as incurred. Research and development expense for the years ended December 31, 1997, 1998 and 1999 was $2,734,000, $2,770,000, and $2,586,000, respectively.

Health, Safety and Environmental Quality Programs

Costs associated with the Company's Health, Safety and Environmental Quality ("HSEQ") programs, which include the Company's Product Stewardship Program, the Ceramic Fibers Advisory Board, ongoing employee health studies and workplace exposure monitoring studies, are expensed as incurred. Amounts charged to operations during the years ended December 31, 1997, 1998 and 1999 relating to HSEQ and testing in connection with research and development totaled $1,253,000, $1,738,000 and $1,374,000, respectively, and are included in selling, general and administrative expenses in the accompanying statements of income.

Financial Instruments

The Company has entered into interest rate swap agreements to effectively convert a portion of fixed-rate debt into variable-rate debt. All payments and receipts under the swap agreements are recorded as adjustments to interest expense.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either a fair value hedge, a cash flow hedge, or a foreign currency hedge, will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income. The new standard must be adopted for year 2000 financial reporting. The impact of compliance with SFAS No. 133 has not yet been determined by the Company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.   Inventories

Major classes of inventories are as follows:

                                                  December 31
                                               1998        1999
                                               ----        ----
                                               (In Thousands)

Raw material and supplies                  $  3,459     $  4,006
In-process                                    2,008        1,480
Finished product                              4,341        3,459
                                           --------     --------
                                              9,808        8,945
Adjustment to LIFO cost                         535          458
                                           --------     --------
                                           $ 10,343     $  9,403
                                           ========     ========

The cost of inventories determined on the LIFO method exceeds the current cost of inventories principally as a result of reduced manufacturing costs.

4.   Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                                       December 31
                                                     1998        1999
                                                     ----        ----
                                                      (In Thousands)

Land and land improvements                       $  1,982     $  1,929
Buildings                                          18,793       18,761
Machinery, equipment, furniture and fixtures       50,759       51,068
Construction in progress                            2,829        4,697
                                                 --------     --------
                                                   74,363       76,455
Less accumulated depreciation                     (37,656)     (40,854)
                                                 --------    ---------
                                                 $ 36,707    $  35,601

For the years ended December 31, 1997, 1998 and 1999, depreciation expense amounted to $4,383,000, $4,739,000 and $4,534,000, respectively.

5.   Long Term Debt and Note Payable -- Affiliate

Long term debt consists of the following:

                                                    December 31
                                                  1998         1999
                                                  ----         ----
                                                    (In Thousands)

10 1/2% Senior Notes due 2003                 $  98,000     $  96,000
Loan and Security Agreement:
  Term loan                                      10,000         6,250
  Revolving loan                                  1,700         4,900
                                              ---------     ---------
                                                109,700       107,150
Less current portion                              3,750         6,250
                                              ---------     ---------
Long term debt                                $ 105,950     $ 100,900
                                              =========     =========

The Company's Loan and Security Agreement dated as of October 30, 1996 ("Loan Agreement") enables the Company to borrow up to $45,000,000 as follows: a term loan of $25,000,000 (reduced by repayments subsequent to October 30, 1996) and revolving loans plus letter of credit obligations not to exceed $20,000,000. Interest rates on the revolving loan and term loan range from LIBOR plus 1.00% to LIBOR plus 1.75%, as defined. A fee of .25% is charged on the average daily amount by which the revolving credit amount available exceeds the outstanding principal balance of revolving loans plus the letter of credit obligations. As of December 31, 1999, the Company had a letter of credit in effect of $624,000 required by the State of New York for Worker's Compensation. The weighted average interest rate on the obligations outstanding at December 31, 1999 was 8.00% (7.04% at December 31, 1998). All outstanding amounts under the Loan Agreement mature October 2001.

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

On August 25, 1998, the Company repurchased $2 million face value of Senior Notes, and on March 3, 1999, the Company repurchased an additional $2 million face value of Senior Notes.

The note payable -- affiliate, plus accrued interest at the prime lending rate, was repaid November 1, 1999.

Maturities of long-term debt are as follows (in thousands):

         2000           $   6,250
         2001               4,900
         2002                   -
         2003              96,000

Interest payments made in 1997, 1998 and 1999 amounted to $12,417,000, $12,031,000 and $11,813,000, respectively.

6.   Fair Value of Financial Instruments

At December 31, 1998 and 1999, the carrying amount and the fair value of the Company's financial instruments were as follows. Bracketed amounts in the carrying amount column represent liabilities for potential cash outflows. Bracketed amounts in the fair value column represent estimated cash outflows required to currently settle the financial instrument at current market rates.

                                 December 31, 1998        December 31, 1999
                                 -----------------        -----------------
                                Carrying      Fair       Carrying    Fair
                                 Amount       Value       Amount     Value
                                 ------       -----       ------     -----
                                               (In Thousands)
Assets:
Cash and cash equivalents       $      43   $     43    $    --    $     --
Liabilities:
Long-term debt (including
current maturities)              (116,700)  (120,620)  (107,150)   (105,350)
Interest rate swap agreement           --         --         --        (173)

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments. The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value. The fair value of the Company's senior notes was estimated using quoted prices. The fair value of variable rate loans approximate carrying amounts. The fair value of interest rate swap agreements was determined using discounted cash flows.

Effective October 1, 1999, the Company entered into interest rate swap agreements to effectively convert fixed-rate debt with a notional principal amount of $25,000,000 to variable-rate debt. Under the agreements, the Company receives from the banks an amount for interest based upon a fixed rate of 6.2% per annum, and pays the banks an amount for interest based upon the established LIBOR rate, which at December 31, 1999 was 6.48%. All payments and receipts under the swap agreements are recorded as adjustments to interest expense.

7.   Related Party Transactions

Kirtland Capital Partners II L.P. ("Kirtland"), the principal shareholder of Holding, and the Company have entered into an Advisory Services Agreement pursuant to which Kirtland provides management consulting and financial advisory services to the Company for an annual fee initially in the amount of $300,000. The Company paid $300,000 in each of 1997, 1998, 1999 to Kirtland in connection with the Advisory Services Agreement.

As a consequence of the Recapitalization, Holding advanced the Company $2,250,000 in December, 1996. During 1997 this advance was converted to 1,500 shares of 6% cumulative preferred stock. To preserve its 10% ownership in the Company, BP subsequently exchanged interest owed to it on the Note payable-affiliate for 166.67 shares of 6% cumulative preferred stock.

8.   Accrued Expenses

Accrued expenses consist of the following:

                                                          December 31
                                                        1998         1999
                                                        ----         ----
                                                         (In Thousands)

Accrued compensation and employee benefits           $  2,726    $   3,806
Ceramic fiber product stewardship and monitoring          742          536
Interest                                                1,989        1,913
Other                                                   1,682        1,444
                                                     --------    ---------
                                                     $  7,139    $   7,699
                                                     ========    =========

9.   Pension and Other Retirement Benefits

The Company sponsors a qualified defined benefit pension plan (the "Plan") covering its hourly union employees. Benefits under this plan are based on length of service.

The following tables summarize certain information with respect to the Plan:

                                                         December 31
                                                      1998          1999
                                                      ----          ----
                                                          (In Thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year          $    785      $    1,023
Service cost                                           43              41
Interest cost                                          54              66
Benefits paid                                           -             (19)
Actuarial loss                                         33            (149)
Amendment                                             108               -

Benefit obligation at end of year                   1,023             962

Change in Plan Assets
Fair value of plan assets at beginning of year   $    753      $      839
Actual return on plan assets                           86             106
Benefits paid                                           -             (19)

Fair value of plan assets at end of year             839              926

Funded status                                       (184)             (36)
Unrecognized prior service cost                      108              101
Unrecognized actuarial gains                         (24)            (212)
Additional minimum liability                         (84)               -
Accrued pension obligation                      $   (184)      $     (147)

                                                          Year Ended December 31

                                                    1997           1998           1999
                                                    ----           ----           ----
                                                           (In Thousands)
Components of Net Periodic Pension Cost
Service cost                                    $     55       $      43      $     40
Interest cost                                         48              54            66
Expected return on plan assets                       (49)            (60)          (66)
Amortization of unrecognized prior service cost        -               -             7

Net periodic pension cost                       $     54       $      37      $     47

Discount rate                                        7.0%            6.5%          7.5%
Expected return on plan assets                       7.0%            8.0%          8.0%


Unrecognized  gains and losses are  amortized  on a  straight-line  basis over a
period   approximating   the  average   remaining   service  period  for  active
participants.

The Company also sponsors a qualified defined contribution, money-purchase pension plan for its salaried employees. Under the money-purchase plan, the Company contributes an amount equal to 2.5% of an employee's applicable annual compensation to investment accounts as directed by the employee. The annual expense for the money purchase plan was $422,000, $426,000 and $435,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

The Company also sponsors a defined contribution 401(k) plan which is available to substantially all non-union employees of the Company. Company contributions, representing a 50% matching of employee contributions up to a maximum of 6% of the employee's base pay, amounted to $428,000, $427,000 and $480,000 during the years ended December 31, 1997, 1998 and 1999, respectively.

In addition to pension benefits, the Company also provides certain health care benefits to retired employees who meet eligibility requirements. The Company's policy is to fund other postretirement benefits as insurance premiums or claims become due.

The following table summarizes certain information with respect to the Company's other postretirement benefits.

                                                                  Year Ended December 31
                                                               1997        1998      1999
                                                               ----        ----      ----
                                                                       (In Thousands)
Components of net periodic postretirement benefit cost
Service cost--benefits earned                              $   214     $   214     $   95
Interest costs                                                 134         159        110
Amortization of unrecognized net gain                          (84)        (72)       (90)
Amortization of unrecognized prior service cost                  -           -         24
Curtailment gain                                                 -           -       (265)
                                                           -------     -------     ------
Net periodic postretirement benefit expense (income)       $   264     $   301     $ (126)
                                                           =======     =======     ======

                                                     December 31
                                                  1998       1999
                                                  ----       ----
                                                   (In Thousands)

Change in Benefit Obligation

Benefit obligation at beginning of year     $    2,268    $   2,820
Service cost                                       214           95
Interest cost                                      159          110
Plan participant's contributions                     -            7
Curtailment                                          -           36
Actuarial loss (gain)                              182       (1,391)
Benefits paid                                       (3)         (33)

Benefit obligation at end of year                2,820        1,644
Unrecognized prior service cost                      -         (276)
Unrecognized actuarial gains                       687        1,988
Accrued postretirement benefit cost         $    3,507    $   3,356


Weighted Average Assumptions as of December 31
Discount rate                                      6.5%         7.5%

Pursuant to the Recapitalization, BP America retained responsibility for all postretirement medical and/or life insurance coverage for retirees or other employees terminated prior to the Closing Date and for any employee who receives benefits under other plans as defined in the Agreement.

The assumed annual rate of future increase in per capita cost of health care benefits (health care cost trend rate) for 2000 and beyond is 6% for all beneficiaries. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effect:

                                                         One Percentage    One Percentage
                                                         Point Increase    Point Decrease
                                                         --------------    --------------
                                                                  (In Thousands)
Effect on total of service and interest cost components    $     11           $  (9)
Effect on postretirement benefit obligation                      83             (72)



Unrecognized  gains and losses are  amortized  on a  straight-line  basis over a
period   approximating   the  average   remaining   service  period  for  active
participants.

10.  Income Taxes

The provision for income taxes consists of the following:

                                                     Year Ended December 31
                                                  1997      1998        1999
                                                  ----      ----        ----
                                                        (In Thousands)
Current:
   Federal                                    $   100     $     -     $    53
   State                                           35          32          38
                                              -------     -------     -------
                                                  135          32          91
Deferred                                        1,802       2,273       2,701
                                              -------     -------     -------
                                              $ 1,937     $ 2,305     $ 2,792
                                              =======     =======     =======

The provision for income taxes differs from the amount computed by applying the statutory income tax rate as follows:

                                                   Year Ended December 31
                                                1997       1998        1999
                                                ----       ----        ----
                                                       (In Thousands)

Income before income taxes at 34%            $ 2,551     $ 2,159     $ 2,641
Permanent income tax disallowances                66          62          63
State taxes, net of federal benefit              291          21          24
Impact of income tax rate changes on
 deferred income taxes                             -           -       2,054
Reduction of valuation allowance              (1,000)          -      (2,078)
Other                                             29          63          88
                                            --------     -------     -------
                                            $  1,937     $ 2,305     $ 2,792
                                            ========     =======     =======

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1998 and 1999, the major components of deferred tax assets and liabilities were as follows:

                                                              December 31
                                                         1998            1999
                                                         ----            ----
                                                            (In Thousands)
Deferred tax liabilities
  Property, plant and equipment                     $      -         $    (866)
  Deferred charges                                       (47)                -
                                                    --------         ---------
Gross deferred tax liabilities                           (47)             (866)

Deferred tax assets
  Tax goodwill and other intangible assets            26,296            23,034
  Property, plant and equipment                        1,559                 -
  Net operating loss carryforward                      6,631             7,186
  Accrued liabilities                                  1,252             1,511
  Accrued postretirement benefit cost                  1,389             1,275
  Inventory                                            1,156             1,112
  Other                                                  160               209
                                                   ---------        ----------
Gross deferred tax assets                             38,443            34,327
Valuation allowance                                   13,500            11,422
                                                   ---------        ----------
Deferred tax assets, net of valuation allowance       24,943            22,905
                                                   ---------        ----------
Net deferred tax asset                             $  24,896        $   22,039
                                                   =========        ==========

The Recapitalization agreement provided for an election to have the Recapitalization (see Note 1) treated as an asset purchase for income tax purposes, with a resulting increase in the tax basis of assets. The historical cost basis of assets and liabilities was retained for financial reporting purposes.

At December 31, 1999, the Company has Federal and state net operating loss carryforwards totaling approximately $15,504,000 which will be available to offset future taxable income. These net operating loss carryforwards expire in 2011 through 2019. The Company paid $125,000, $11,000 and $80,000 for income taxes during the years ended December 31, 1997, 1998 and 1999, respectively.

11.  Stock Options

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

                                 1997                1998                 1999
                                 ----                ----                 ----
                                   Exercise             Exercise             Exercise
                          Options   Price      Options   Price      Options   Price
                          -------   -----      -------   -----      -------   -----
Outstanding, January 1     1,075    $ 1,500     1,075    $ 1,500     1,236    $ 1,500
Granted                        -          -       161      1,500         -          -

Outstanding, December 31   1,075    $ 1,500     1,236    $ 1,500     1,236    $ 1,500

Exercisable, end of year     268    $ 1,500       577    $ 1,500       886    $ 1,500


The weighted-average remaining contractual life of the options at December 31, 1999 is 7.04 years.

The Company has elected to account for its employee stock options in accordance with APB 25 and related interpretations, as permitted by SFAS 123. As a result, no compensation expense for employee stock options has been recognized in the financial statements. Companies electing to account for employee stock options in accordance with APB 25 must make pro forma disclosures of net income as if the fair value based method of accounting in SFAS 123 had been applied. The fair value of each option on the date of grant was $453.45, which was estimated at the date of grant using the minimum value method and the following weighted-average assumptions: risk free interest rate of 6%, dividend yield of 0%, and a weighted-average expected life of the option of 6 years. If the fair value based method accounting provision of SFAS 123 had been adopted, net income would have been $5,492,000, $3,965,000 and $4,888,000 for the years ended December 31, 1997, 1998, and 1999, respectively. The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

12.  Lease Commitments and Rentals

The Company rents three manufacturing facilities and certain equipment under various operating leases. The lease agreement for one of the facilities expires 2014 and contains options which allow the Company to extend the lease term for up to two additional five year periods. The lease agreement for a second facility expires 2004 and contains options which allow the Company to extend the lease term for up to two additional five year periods, or to purchase the facility for a purchase price equal to fair value. Total rental expense was $1,580,000, $1,788,000 and $1,717,000 for the years ended December 31, 1997,
1998 and 1999, respectively.

Future minimum lease payments under all non-cancelable operating leases having a remaining term in excess of one year as of December 31, 1999 are as follows (in thousands):

                           2000                      $   821
                           2001                          815
                           2002                          742
                           2003                          742
                           2004                          672
                           Thereafter                  5,677
                                                       -----
                                                    $  9,469

13.  Contingencies

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

From time to time Unifrax and other manufacturers of ceramic fibers have been named as defendants in lawsuits alleging death or personal injury as a result of exposure in the manufacture and handling of ceramic fiber and other products. The amount of any liability that might ultimately exist with respect to these claims or any other unasserted claims is presently not determinable. The Company believes the lawsuits brought against it have been without merit and the litigation currently pending, or to its knowledge threatened, will not have a material adverse effect on the financial condition or results of operations of the Company. The Company's belief is based on the fact that, although animal studies have indicated that ceramic fiber inhaled by test animals at elevated doses can cause disease, there is no evidence that exposure to refractory ceramic fiber has resulted in disease in humans.

Consistent with customary practice among manufacturers of ceramic fiber products, the Company has entered into agreements with distributors of its product whereby it agreed to indemnify the distributors against losses resulting from ceramic fiber claims and the costs to defend against such claims. To the best of the Company's knowledge, there have been no historical, nor are there any current, ceramic fiber exposure claims made against these indemnification agreements. Consequently, the amount of any liability that might ultimately exist with respect to these indemnities is presently not determinable.

Pursuant to the Recapitalization Agreement, BP America Inc. and certain of its affiliates (collectively "BP America"), have agreed to indemnify the Company against liabilities for personal injury and wrongful death attributable to exposure which occurred prior to the Closing to refractory ceramic fibers manufactured by the Company. BP America has agreed to indemnify the Company against all liabilities arising from exposure claims pending at the time of the Closing. For all other claims arising from alleged exposure occurring solely prior to Closing, BP America has agreed to indemnify the Company against 80% of all losses, until the total loss which the Company incurs reaches $3.0 million, after which time BP America has agreed to indemnify the Company against 100% of such losses. BP America has agreed to indemnify the Company against all punitive damages attributable to the conduct of the Company prior to Closing. Where losses arise from alleged exposure both before and after closing, the losses will be allocated between BP America and the Company, pro rata, based on the length of exposure or pursuant to arbitration if initiated by the Company. To date the Company has incurred no claims losses applicable to the $3.0 million total mentioned above.

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

     PCB Inc., Site. The New Carlisle, Indiana, facility received a request for information from the EPA in 1994 concerning potential responsibility for cleanup of the PCB Treatment site located in Kansas City, Kansas and Kansas City, Missouri. Records indicate that a number of capacitors from the New Carlisle facility of the Company were sent to the PCB Treatment site. A response documenting the timely destruction of those materials was submitted to the EPA. In September 1997 the EPA contacted BP America via letter to verify that a total of 10,900 pounds of capacitors and transformers had been sent to the site by BP America/Carborundum. No additional information on clean-up timing or cost has since been received. Based on the total pounds delivered by all parties to the site, the liability, if any, ultimately attributable to BP America or the Company is not expected to have a material adverse effect on the Company's financial position.

     Osage Metals Site. Osage Metals Co., Inc. was a scrap metal business in Kansas City, Kansas, that reclaimed metals from various sources, including metal from used transformers and capacitors. Osage purchased transformer and capacitor scrap metal from PCB Treatment Co., Inc. ("PCB Inc." above) and others. An EPA sampling of soil at the Osage site indicated the presence of PCB and lead contamination. In early 1998 BP America was notified by the EPA that it was potentially liable under CERCLA for response costs at the Osage site. In 1999 BP America made a de minimus payment which substantially settled its environmental obligations for this site. Consequently, the liability, if any, ultimately attributable to BP America or the Company is not expected to have a material adverse effect on the Company's financial position.

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

14.  Stockholders' Equity

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

Dividends in arrears totaled $336,250 at December 31, 1999 or $224 per share ($186,250 or $124 per share at December 31, 1998).

15.  Subsequent Events

On February 4, 2000, the Company announced that its parent company, Unifrax Holding Co., had entered into a non-binding letter of intent to explore the purchase of Carborundum Insulation Technology, the worldwide ceramic fibers business of Compagne de Saint-Gobain. The proposed acquisition is subject to various conditions, including the execution of a definitive purchase agreement and the satisfactory completion of due diligence. It is expected that the acquisition, if consummated, will be completed by the end of the second quarter of 2000.

                                   Schedule II

                        Valuation and Qualifying Accounts

                               Unifrax Corporation
                             (Dollars In Thousands)

                                          Balance
                                            at             Charged to                                 Balance at
                                         Beginning         Charged to         Other                     End of
                                         of Period          Expense          Accounts    Deductions     Period
                                         ---------          -------          --------    ----------     ------
YEAR ENDED DECEMBER 31, 1999
Deducted from asset accounts:
  Allowance for doubtful accounts       $   382            $     (1)       $    -       $    1(a)       $   380
  Allowance for return                      326                 938             -          823(b)           441
                                        -------            --------        ------       ------          -------
TOTAL                                   $   708            $    937        $    -       $  824          $   821
                                        =======            ========        ======       ======          =======
YEAR ENDED DECEMBER 31, 1998
Deducted from asset accounts:
  Allowance for doubtful accounts       $   794            $  (404)        $    -       $    8(a)       $  382
  Allowance for return                      460                935              -        1,069(b)          326
                                        -------            -------         ------       ------          ------
TOTAL                                   $ 1,254            $   531         $    -       $1,077          $  708
                                        =======            =======         ======       ======          ======
YEAR ENDED DECEMBER 31, 1997
Deducted from asset accounts:
  Allowance for doubtful accounts       $   799            $     3         $    -       $    8(a)       $  794
  Allowance for return                      403                877              -          820(b)          460
                                        -------            -------         ------       ------          ------
TOTAL                                   $ 1,202            $   880         $    -       $  828          $1,254
                                        =======            =======         ======       ======          ======

(a)  Uncollectible accounts written off, net of recoveries.

(b)  Returns from customers during the year.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and executive officers of the Company are as follows:


Name                       Age      Position
----                       ---      --------
William P. Kelly           50       Director, President and Chief Executive Officer
Mark D. Roos               44       Vice President and Chief Financial Officer
David E. Brooks            50       Vice President, Sales and Marketing
Kevin J. O'Gorman          49       Vice President, Operations
Paul J. Viola              44       Vice President, Acquisitions and Strategic Development
Paul M. Boymel             47       Vice President, Technology
Joseph J. Kuchera          42       Vice President, Human Resources
John E. Pilecki            47       Vice President, Engineering and Purchasing
James E. Cason             45       Vice President, Risk Management
Raymond A. Lancaster       54       Director
William D. Manning, Jr.    65       Director
John G. Nestor             55       Chairman of the Board
John F. Turben             64       Director
Edmund S. Wright           57       Director


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

     Mr. Lancaster has been a Managing Partner of Kirtland since 1995, and is a member of Kirtland Capital Partners Advisory Board. He is a Director of Fairmount Minerals, Ltd., Management Reports, Inc., PVC Container Corp., R Tape Corp., Shore Bridge Corp., and STERIS Corp.

     Mr. Manning is currently self-employed as a management consultant. From 1987 to 1994, he was Senior Vice President of The Lubrizol Corporation and President of Lubrizol Petroleum Chemicals Co. Mr. Manning is a Director of Robbins and Myers, Inc., Fletcher Paper Company and Park Avenue Marble Co.

     Mr. Nestor has been with Kirtland since 1986, has been a Managing Partner of Kirtland since 1995, and is a member of Kirtland Capital Partners Advisory Board. He is Chairman of TruSeal Technologies, Inc., and a Director of Fairmount Minerals Ltd., R Tape Corp., and Profile Metal Forming, Inc.

     Mr. Turben has been with Kirtland since 1977 and has been a Managing Partner of Kirtland since 1995. He is Chairman of the Board of Kirtland Capital Corp. and serves as Chairman of The Hickory Group, PVC Container Corp. and Harrington & Richardson 1871, Inc., Chairman of the Executive Committee of Fairmount Minerals Ltd., and a Director of NACCO Industries, TruSeal Technologies, Inc., Stonebridge Industries, Inc., Gries Financial Corp., and Instron Corp.

     Mr. Wright has been affiliated with Kirtland since 1985. He is past Chairman of Dakota Catalyst Products Inc. and from 1981 to 1994 was President and Chief Executive Officer of North American Refractories Company. Mr. Wright is a director of Fairmount Minerals Ltd., Glasstech, Inc., STAM, Inc. and Stonebridge Industries, Inc.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

     All non-Executive Directors receive an annual retainer of $10,000 which is paid in approximately quarterly installments.

     The following table sets forth the respective amounts of compensation of the Chief Executive Officer and the next four highest-paid executive officers of the Company (the "named executive officers") for 1997, 1998 and 1999.

                                            SUMMARY COMPENSATION TABLE

                                                                      Long-Term
                                                                    Compensation
                                              Annual Compensation    Securities        All
Name and                                      -------------------    Underlying       Other
Principal Position                         Salary           Bonus     Options      Compensation*
------------------                         ------           -----     -------      ------------
W. Kelly                        1999     $ 247,913      $      -0-    N/A         $ 13,444
President and                   1998       224,363         88,715     N/A           10,034
Chief Executive Officer         1997       211,226             -0-    N/A            9,556

D. Brooks                       1999       165,240          6,000     N/A            9,088
Vice President                  1998        96,974             -0-    N/A            5,334
Sales and Marketing             1997           N/A             N/A    N/A              N/A

K. O'Gorman                     1999       149,864             -0-    N/A            8,776
Vice President,                 1998       144,034         21,851     N/A            7,922
Operations                      1997       128,538             -0-    N/A            7,390

J. Cason                        1999       135,556             -0-    N/A            7,986
Vice President                  1998       132,252         20,522     N/A            7,274
Risk Management                 1997       128,430             -0-    N/A            7,471

P. Viola                        1999       128,486             -0-    N/A            7,571
Vice President,                 1998       124,640         19,169     N/A            6,855
Acquisitions and                1997       121,248             -0-    N/A            6,668
Strategic Development

* All Other Compensation includes Company match on 401k savings plan and Company contribution to defined contribution pension plan.

 STOCK OPTION GRANTS, EXERCISES AND YEAR-END VALUES

     The  following  tables set forth  information  regarding  grants of Unifrax
Corporation stock options to the named executive officers. The stock options which were granted in 1996 and 1998 relate to shares of common stock of Unifrax Corporation. No options were granted in 1997 or 1999 and no options were exercised during 1997, 1998 or 1999.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                  Number of Securities Underlying   Value of Unexercised In-The-
                  Unexercised Options at FY-End       Money Options at FY-End
Name                Exercisable/Unexercisable      Exercisable/Unexercisable (a)
----                -------------------------      -----------------------------

W. Kelly             282.00   /    94.25                      -0-
D. Brooks             80.50   /    80.75                      -0-
K. O'Gorman          120.75   /    40.50                      -0-
P. Viola             120.75   /    40.50                      -0-
J. Cason              40.25   /    13.50                      -0-

(a) There are no options that are considered to be in-the-money as of December 31, 1999.

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

                                       Number of
                                       Shares of           Beneficial
                                   Unifrax Holding Co.     Percent of         Ownership of
Beneficial Owner                     Common Stock       Unifrax Holding Co.   Unifrax Corp.
----------------                     ------------       -------------------   -------------
Kirtland
  2550 SOM Center Road
  Suite 105
  Willoughby Hills, Ohio 44094(a)      245,541               90.0%              81.0%
William P. Kelly                         5,000                1.8%               1.6%
David E. Brooks                          3,700                1.4%               1.2%
Paul J. Viola                            1,350                  *                  *
Kevin J. O'Gorman                        1,500                  *                  *
James E. Cason                           1,000                  *                  *
All directors and executive officers
  of Unifrax Corporation as a group(b)  18,050                6.6%               6.0%


*        Less than 1.0%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information included in Notes 1 and 13 of the financial statements contained in Item 8, which is hereby incorporated herein by reference.

RELATIONSHIP WITH BP AND ITS SUBSIDIARIES

     Stockholders Agreement. On October 30, 1996, Unifrax Holding Co. ("Holding") and BP Exploration (Alaska), Inc. ("BPX") entered into an agreement relating to their respective ownership of stock of the Company (the "Stockholders Agreement"). This agreement (i) in certain circumstances grants BPX preemptive rights and rights of first refusal with respect to issuances and sales, respectively, of stock of the Company; (ii) grants BP piggyback registration rights with respect to equity securities of the Company; (iii) restricts in certain circumstances the ability of the Company to enter into certain dilutive or non-arm's length transactions; and (iv) grants BP the right to participate in certain circumstances in sales by Unifrax Holding of Holding's common stock of the Company.

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

     The Company cannot avail itself of this indemnity for losses attributable to the Company's failure to maintain a Product Stewardship Program consistent with the program maintained by the Company prior to Closing, as modified in a commercially reasonable manner in accordance with changing regulatory, scientific and technical factors. BP America shall not indemnify the Company with respect to any liabilities for wrongful death or personal injury to the extent caused by the failure of the Company to maintain a Product Stewardship Program consistent with that maintained by the Company prior to October 30, 1996.

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

RELATIONSHIP WITH KIRTLAND AND UNIFRAX HOLDING CO.

     Kirtland Advisory Services Agreement. Kirtland and the Company have entered into an Advisory Services Agreement pursuant to which Kirtland will provide management consulting and financial advisory services to the Company for an annual fee initially in the amount of $300,000, which amount may be increased up to $500,000 with the approval of the members of the Board of Directors of the Company who do not have a direct financial interest in any person receiving payments under the Advisory Services Agreement. In addition, if the Company completes an acquisition, Kirtland will be entitled to receive a fee in an amount which will approximate 1% of the gross purchase price of the acquisition (including assumed debt). The Advisory Services Agreement included customary indemnification provisions in favor of Kirtland.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

                                                                      Page in
                                                                     Form 10-K
                                                                     ---------

(1)  FINANCIAL STATEMENTS

     Audited consolidated financial statements of the                    14
     Company 14 as of December 31, 1998 and 1999, and for the three years in the period ended December 31, 1999.

(2)  FINANCIAL STATEMENT SCHEDULE

     II - Valuation and Qualifying Accounts                             34

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

        10.4(i)* 1996 Stock Option Plan

        10.5(ii) Unifrax Corporation Noncompetition Agreement

        10.6(i)  Lease relating to Tonawanda plant

        10.7     Amendment to lease relating to Tonawanda plant

        10.8(i)  Lease relating to Amherst plant

        10.9(i)  Sanborn Lease

        10.10(i) Covenant Not to Compete between The British Petroleum Company p.l.c., its affiliates, and the Unifrax Corporation and Societe Europeenne des Produits Refractaires, and its affiliates (portions of this Exhibit have been omitted and were filed separately with the Commission pursuant to a request for confidential treatment)

        10.11(i) Product Distribution Agreement between the Unifrax Corporation and Societe Europeenne des Produits Refractaires (portions of this Exhibit have been omitted and were filed separately with the Commission pursuant to a request for confidential treatment)

        10.12(i) Distributed Product License Agreement between the Unifrax Corporation and Societe Europeenne des Produits Refractaires (portions of this Exhibit have been omitted and were filed separately with the Commission pursuant to a request for confidential treatment)

        10.13(i) License Agreement between the Unifrax Corporation and Societe Europeenne des Produits Refractaires (portions of this Exhibit have been omitted and were filed separately with the Commission pursuant to a request for confidential treatment)

        10.14(i) Trademark License and Consent Agreement between the Unifrax Corporation and Societe Europeenne des Produits Refractaires

        10.15(i) Conversion Agreement between the Unifrax Corporation and Societe Europeenne des Produits Refractaires (portions of this Exhibit have been omitted and were filed separately with the Commission pursuant to a request for confidential treatment)

        10.16(i) XPE(TM) License Agreement between the Unifrax Corporation and Societe Europeenne des Produits Refractaires

        10.17(i)  Form of Covenant Not to Compete between Holding and BP

        10.18(i)  Form of Stockholders Agreement among the Company,
                  BPX and Holding

      10.19(iii)  Amendment to Stockholders  Agreement dated September 30, 1997, among the Company, BP Exploration  (Alaska),  Inc. and Holding

      10.20(iii)  Stock Purchase Agreement dated September 30, 1997, between the
                  Company and Holding

      10.21(iii)  Stock Purchase Agreement dated September 30, 1997, between the
                  Company and BP Exploration (Alaska), Inc.

        10.22(i)  Tax Sharing Agreement between the Company and Holding

        10.23(i) Advisory Services Agreement between the Company and Kirtland Capital Corporation

        10.24(i)  Form of BP Note

        10.25(v) Termination Agreement dated December 4, 1998 relative to the Conversion Agreement and the purchase of certain assets from SEPR

        10.26*    Retirement Select Basic Plan document and Trust Agreement

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

(v) Incorporated by reference to the exhibits filed with Form 10-K for the fiscal year ended December 31, 1998 for Unifrax Corporation.

 *    Indicates a management contract or compensatory plan or arrangement.

(b) No reports on Form 8-K have been filed during the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2000.

                                             UNIFRAX CORPORATION.

                                             By: /s/William P. Kelly
                                                 ----------------------------
                                                 William P. Kelly, President and
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                             Title                                 Date
---------                             -----                                 ----
/s/William P. Kelly                                                    March 21, 2000
----------------------
William P. Kelly                Director, President and Chief
                                Executive Officer (Principle
                                Executive Officer)


/s/Mark D. Roos                                                        March 21, 2000
--------------------------
Mark D. Roos                    Vice President & Chief
                                Financial Officer (Principal
                                Financial Officer and Principal
                                Accounting Officer)

/s/John G. Nestor                                                      March 23, 2000
--------------------------
John G. Nestor                  Chairman of the Board


/s/Raymond A. Lancaster                                                March 22, 2000
--------------------------
Raymond A. Lancaster            Director


/s/William D. Manning, Jr.                                             March 24, 2000
--------------------------
William D. Manning, Jr.         Director


/s/John F. Turben                                                      March 27, 2000
--------------------------
John F. Turben                  Director


/s/Edmund S. Wright                                                    March 24, 2000
--------------------------
Edmund S. Wright                Director

                                       44