Form 10-Q
period 2000-03-21
UNIFRAX INVESTMENT CORP
filed 2000-04-26
CIK 1021285

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                                                        Page No.
                                                                        --------
PART I.      FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets at
                  December 31, 1999 and March 31, 2000 ..................  1

             Condensed Consolidated Statements of Income for the
                  Three-month periods ended March 31, 1999 and 2000 .....  2

             Condensed Consolidated Statements of Cash Flow for the
                  Three-month periods ended March 31, 1999 and 2000 .....  3

             Notes to Condensed Consolidated Financial Statements .......  4

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations ..............  8

Item 3.      Qualitative and Quantitative Disclosure About Market Risk ..  9

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings .......................................... 10
Item 2.      Changes in Securities and Use of Proceeds .................. 10
Item 3.      Defaults on Senior Securities .............................. 10
Item 4.      Submission of Matters to a Vote of Security Holders ........ 10
Item 5.      Other Information .......................................... 10
Item 6.      Exhibits and Reports on Form 8-K ........................... 10

Signatures .............................................................. 11

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements


                                         Unifrax Corporation
                                Condensed Consolidated Balance Sheets
                            (Unaudited - In Thousands, Except Share Data)

                                                                                   December 31          March 31
                                                                                      1999                2000
                                                                                      ----                ----
ASSETS
Current assets:
     Accounts receivable, less allowances of $821
         and $583, respectively................................................  $    14,697          $   15,681
     Inventories ..............................................................        9,403               9,259
     Deferred income taxes ....................................................        2,705               2,705
     Prepaid expenses and other current assets ................................          233                 381
                                                                                 -----------          ----------
Total current assets ..........................................................       27,038              28,026

Property, plant and equipment, at cost.........................................       76,455              77,284
     Less accumulated depreciation and amortization ...........................      (40,854)            (41,855)
                                                                                 -----------          ----------
                                                                                      35,601              35,429
Deferred income taxes .........................................................       19,334              18,104
Financing costs, net of accumulated amortization
     of $2,392 and $2,580, respectively .......................................        2,529               2,341
Other assets ..................................................................           76                 101
                                                                                 -----------          ----------
                                                                                 $    84,578          $   84,001
                                                                                 ===========          ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Current portion of long term debt.........................................        6,250               4,000
     Accounts payable..........................................................        3,642               2,567
     Accrued expenses..........................................................        7,699              10,028
                                                                                 -----------          ----------
Total current liabilities......................................................       17,591              16,595

Long term debt.................................................................      100,900              99,000
Accrued postretirement benefit cost............................................        3,356               3,390
Other long-term obligations....................................................          162                 163
                                                                                 -----------          ----------
Total liabilities..............................................................      122,009             119,148

STOCKHOLDERS' DEFICIT
Common stock--$.01 par value; shares authorized--40,000;
     shares issued and outstanding--20,000  ...................................           --                 --
Redeemable convertible cumulative preferred stock--voting $.01 par value;
     shares authorized--10,000, shares issued and outstanding--1,666.67
     (aggregate liquidation preference of $2,836 and $2,874, respectively,
     including dividends in arrears)...........................................           --                 --
Additional paid-in capital.....................................................       42,520              42,520
Accumulated deficit............................................................      (79,387)            (77,063)
Accumulated other comprehensive income.........................................         (564)               (604)
                                                                                 -----------          ----------
Total stockholders' deficit....................................................      (37,431)            (35,147)
                                                                                 -----------          ----------
                                                                                 $    84,578         $    84,001
                                                                                 ===========         ===========

See accompanying notes to condensed consolidated financial statements.

                               Unifrax Corporation

                   Condensed Consolidated Statements of Income
                           (Unaudited - In Thousands)

                                                                Three Months Ended March 31
                                                                ---------------------------
                                                                     1999         2000
                                                                     ----         ----

Net sales..................................................      $  21,173     $  23,994

Cost of goods sold.........................................         11,223        11,336
                                                                 ---------     ---------
Gross profit...............................................          9,950        12,658

Selling, general and
   administration expenses.................................          5,777         6,423
                                                                 ---------     ---------
Operating income...........................................          4,173         6,235
Other income (expense), net................................            (82)          ( 6)
                                                                 ---------     ---------
Income before interest and income taxes....................          4,091         6,229

Interest expense...........................................         (2,931)       (2,668)
                                                                 ---------     ---------
Income before income taxes.................................          1,160         3,561

Provision for income taxes.................................            499         1,237
                                                                 ---------     ---------
Net income.................................................      $     661     $   2,324
                                                                 =========     =========


See accompanying notes to condensed consolidated financial statements.

                              Unifrax Corporation

                 Condensed Consolidated Statements of Cash Flows
                           (Unaudited - In Thousands)

                                                                                  Three Months Ended March 31
                                                                                  ---------------------------
                                                                                    1999              2000
                                                                                    ----              ----
OPERATING ACTIVITIES
Net income.................................................................     $    661          $   2,324
Depreciation and amortization..............................................        1,305              1,301

Other adjustments and changes in operating assets and liabilities..........        1,273              2,363
                                                                                --------          ---------
Cash provided by operating activities......................................        3,239              5,988

INVESTING ACTIVITIES
Capital expenditures.......................................................       (1,037)            (1,851)
Proceeds from sales of property, plant and equipment.......................            7                 13
                                                                                --------          ---------
Cash used in investing activities..........................................       (1,030)            (1,838)

FINANCING ACTIVITIES
Repurchase of Senior Notes.................................................       (2,000)                 -
Borrowings under revolving loan ...........................................        7,000              7,000
Repayments of revolving loan...............................................       (6,700)            (8,900)
Repayment of term loan.....................................................         (500)            (2,250)
                                                                                --------          ---------
Cash used in financing activities..........................................       (2,200)            (4,150)
                                                                                --------          ---------

Net change in cash.........................................................            9                  -
Cash--beginning of period..................................................           43                  -
                                                                                --------          ---------
Cash--end of period........................................................     $     52          $       -
                                                                                ========          =========

See accompanying notes to condensed consolidated financial statements.

                                                             Unifrax Corporation

                            Notes to Condensed Consolidated Financial Statements
                                                                  March 31, 2000


NOTE A - BASIS OF PRESENTATION

The  accompanying  unaudited  condensed  consolidated  financial  statements  of
Unifrax Corporation ("The Company" or "Unifrax") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and the notes thereto for the year ended December 31, 1999, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. All capitalized terms used in these notes to condensed consolidated financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

NOTE B - INVENTORIES

The components of inventory consist of the following (in thousands):

                                                 December 31       March 31
                                                    1999             2000
                                                    ----             ----
        Raw materials and supplies ...........  $     4,006    $     3,452
        Work in process.......................        1,480          1,265
        Finished products.....................        3,459          4,039
                                                -----------    -----------
                                                      8,945          8,756

        Adjustment to LIFO Cost...............          458            503
                                                -----------    -----------
                                                $     9,403    $     9,259
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

Pursuant to the Recapitalization Agreement, BP America Inc. and certain of its affiliates (collectively "BP America"), have agreed to indemnify the Company against liabilities for personal injury and wrongful death attributable to exposure, which occurred prior to the Closing, to refractory ceramic fibers manufactured by the Company. BP America has agreed to indemnify the Company against all liabilities arising from exposure claims pending at the time of the Closing. For all other claims arising from alleged exposure occurring solely prior to Closing, BP America has agreed to indemnify the Company against 80% of all losses, until the total loss which the Company incurs reaches $3.0 million, after which time BP America has agreed to indemnify the Company against 100% of such losses. BP America has agreed to indemnify the Company against all punitive damages attributable to the conduct of the Company prior to Closing. Where losses arise from alleged exposure both before and after closing, the losses will be allocated between BP America and the Company, pro rata, based on the length of exposure or pursuant to arbitration if initiated by the Company. To date the Company has incurred no claims losses applicable to the $3.0 million total mentioned above.

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

The Company may be named as a potentially responsible party ("PRP") pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund") or comparable state law in connection with off-site disposal of hazardous substances at three sites, and The Carborundum Company has entered into a Consent Decree with the New York State Department of Environmental Conservation to remediate contamination at the facility located in Sanborn, New York. While the Company's ultimate clean-up liability at the sites at which the Company is a potential PRP is not presently determinable, the Company does not expect to incur any material liability with respect to any of these sites, individually or in the aggregate, as a result of its activities at these sites. Furthermore, BP America has agreed to indemnify the Company for certain environmental liabilities, which might ultimately exist, under the Recapitalization Agreement. In addition, BP America has assumed liability for other potential off-site clean-up obligations associated with Carborundum. The locations at which the Company may have potential off-site liability and the Carborundum Sanborn, New York facility are described below.

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

The Carborundum Company has been named in numerous legal claims alleging pre-Closing asbestos exposure. None of the current or past products of Unifrax are asbestos-containing materials, as defined by OSHA (29 CFR 1900.1001(b)). For these claims related to pre-Closing Carborundum Company matters, BP America has responsibility under the Recapitalization Agreement and is managing the claims directly.

NOTE D - COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended March 31, 1999 and 2000 consisted of the following (in thousands):

                                             1999          2000
                                             ----          ----
        Net income.......................  $  661        $ 2,324
        Change in foreign currency
          translation adjustment.........    (189)           (40)
                                           ------        -------
        Comprehensive income.............  $  472        $ 2,284
                                           ======        =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Statements included in this Management Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and of Section 21F of the Securities Exchange Act of 1934, as amended. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will continue," "will result," or words or phrases of similar meaning. Additional oral or written forward looking statements may be made by the Company from time to time, and such statements may be included in documents filed with the Securities and Exchange Commission. Such forward looking statements involve risks and uncertainties which could cause results or outcomes to differ materially from those expressed in such forward looking statements. Among the important factors on which such statements are based are assumptions concerning the continuing strength of the ceramic fiber market on which the Company is substantially dependent, changing prices for ceramic fiber products, acceptance of new products, the status of health and safety issues affecting the ceramic fiber industry in general and the Company in particular, the Company's continuing ability to operate under the restrictions imposed by the substantial indebtedness which it is subject to, the risks associated with international operations, the impact of environmental regulations on the Company's operations and property and related governmental regulations, and the continuing availability of certain raw materials.

Three  Months  Ended March 31, 2000  Compared  With Three Months Ended March 31,
1999

Net sales for the first quarter of 2000 increased by $2.8 million or 13.3% from $21.2 million in 1999 to $24.0 million in 2000, due to higher sales in traditional market applications, including petrochemicals and steel, offset by lower sales in porosity-controlled products, due to changes in automotive industry airbag system designs.

Gross profit increased by $2.7 million, or 27.2%, from $10.0 million in 1999 to $12.7 million in 2000. Gross profit as a percentage of net sales increased from 47.0% in 1999 to 52.7% in 2000. The gross profit increase was due to improved plant operating efficiencies and lower overall production costs.

Selling, general and administrative expenses increased by $0.6 million, or 11.2%, from $5.8 million in 1999 to $6.4 million in 2000, primarily as a result of the higher volume sales. Selling, general and administrative expenses as a percentage of net sales decreased from 27.3% in 1999 to 26.8% in 2000.

Operating income increased by $2.0 million, or 49.3%, from $4.2 million in 1999 to $6.2 million in 2000. Operating income as a percentage of net sales increased from 19.7% in 1999 to 26.0% in 2000, as a result of the factors previously indicated.

Interest expense decreased by $0.2 million, or 9.0% from $2.9 million in 1999 to $2.7 million in 2000 due to the lower level of long term debt, offset in part by higher interest rates on certain variable rate borrowings. Interest expense decreased as a percentage of net sales from 13.8% in 1999 to 11.1% in 2000.

Provision for income taxes increased by $0.7 million from $0.5 million in 1999 to $1.2 million in 2000. The effective income tax rate decreased from 43.0% in 1999 to 34.7% in 2000, primarily as a result of lower net losses in overseas subsidiaries for which no income tax benefit has been recognized.

Net income increased by $1.6 million or 251.6% from $0.7 million in 1999 to $2.3 million in 2000, as a result of higher sales volume and the factors previously indicated. Net income as a percentage of net sales increased from 3.1% in 1999 to 9.7% in 2000.

Liquidity and Capital Resources

During the three-month period ended March 31, 2000, the Company's cash flows from operating activities increased by $2.8 million or 84.9%, from $3.2 million in 1999 to $6.0 million in 2000. This increase was primarily the result of the higher net income.

Cash used by investing activities increased by $0.8 million, or 78.5%, from $1.0 million in 1999 to $1.8 million in 2000, due to higher capital spending.

Cash used by financing activities increased by $2.0 million from $2.2 million in 1999 to $4.2 million in 2000. During the first quarter of 2000 the Company repaid $2.3 million of its term loan.

Management believes that cash flows from operations and the available credit facility will be sufficient to fund operating requirements and planned capital expenditures over the next 12 months. See "Forward Looking Statements".

As of October 30, 1996, the Company entered into a tax sharing agreement with the principal stockholder, Unifrax Holding Co. ("Holding"). The results of its operations are now included in the consolidated U.S. corporate income tax return of Holding. The Company's provision for income taxes is computed as if the Company filed its annual tax returns on a separate Company basis. The current portion of the income tax provision will be satisfied by a payment to or from Holding.

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

Effect of New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either a fair value hedge, a cash flow hedge, or a foreign currency hedge, will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income. The new standard must be adopted for year 2001 financial reporting. The impact of compliance with SFAS No. 133 has not yet been determined by the Company.

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

                                          UNIFRAX CORPORATION



Date:  04/26/00                           By: /s/ William P. Kelly
                                              -------------------------------
                                              William P. Kelly, President and
                                              Chief Executive Officer

Date:  04/26/00                           By: /s/ Mark D. Roos
                                              ---------------------------------
                                              Mark D. Roos, Vice President
                                              and Chief Financial Officer