Form 10-Q
period 2000-06-30
UNIFRAX INVESTMENT CORP
filed 2000-08-15
CIK 1021285

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

                        Commission File Number: 333-10611

                               UNIFRAX CORPORATION

             (Exact name of registrant as specified in its charter)


           Delaware                                        34-1535916
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
    of incorporation)

2351 Whirlpool Street, Niagara Falls, NY 14305-2413
--------------------------------------------------------------------------------
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (716) 278-3800
                                                    ----------------------------

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

             Condensed Consolidated Balance Sheets at
                  June 30, 2000 and December 31, 1999..........................1

             Condensed Consolidated Statements of Income for the
                  Three-month and six-month periods
                  ended June 30, 2000 and 1999.................................2

             Condensed Consolidated Statements of Cash Flows for the
                  Six-months ended June 30, 2000 and 1999......................3

             Notes to Condensed Consolidated Financial Statements..............4

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.....................8

Item 3.      Qualitative and Quantitative Disclosure About Market Risk........10

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings................................................11
Item 2.      Changes in Securities and Use of Proceeds........................11
Item 3.      Defaults on Senior Securities   .................................11
Item 4.      Submission of Matters to a Vote of Security Holders .............11
Item 5.      Other Information................................................11
Item 6.      Exhibits and Reports on Form 8-K.................................11

Signatures....................................................................12

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                               Unifrax Corporation

                      Condensed Consolidated Balance Sheets

                  (Unaudited - In Thousands, Except Share Data)




                                                                     December 31           June 30
                                                                        1999                 2000
                                                                        ----                 ----
ASSETS
Current assets:
     Accounts receivable, less allowances of $821
         and $614, respectively                                      $    14,697         $   14,735
     Inventories                                                           9,403              9,335
     Deferred income taxes                                                 2,705              2,705
     Prepaid expenses and other current assets                               233                370
                                                                     -----------
Total current assets                                                      27,038             27,145

Property, plant and equipment, at cost                                    76,455             78,086
     Less accumulated depreciation and amortization                      (40,854)           (42,830)
                                                                     -----------         ----------
                                                                          35,601             35,256

Deferred income taxes                                                     19,334             17,143
Financing costs, net of accumulated amortization
     of $2,392 and $2,767, respectively                                    2,529              2,307
Other assets                                                                  76                 69
              -------------                                          -----------
                                                                     $    84,578         $   81,920
                                                                     ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

     Current portion of long term debt                                     6,250              1,750
     Accounts payable                                                      3,642              2,528
     Accrued expenses                                                      7,699              8,260
                                                                     -----------         ----------
Total current liabilities                                                 17,591             12,538

Long term debt                                                           100,900             99,200
Accrued postretirement benefit cost                                        3,356              3,413
Other long-term obligations                                                  162                164
                                                                     -----------
Total liabilities                                                        122,009            115,315

STOCKHOLDERS' DEFICIT

Common stock--$.01 par value; shares authorized--40,000;
     shares issued and outstanding--20,000                                    --                 --
Redeemable convertible cumulative preferred stock--voting $.01 par value;
     shares authorized--10,000, shares issued and outstanding--1,666.67
     (aggregate liquidation preference of $2,836 and $2,911, respectively,
     including dividends in arrears)                                          --                 --
Additional paid-in capital                                                42,520             42,520
Accumulated deficit                                                      (79,387)           (75,280)
Accumulated other comprehensive income                                      (564)              (635)
                                                                     -----------         -----------
Total stockholders' deficit                                              (37,431)           (33,395)
                                                                     -----------
                                                                     $    84,578         $   81,920
                                                                     ===========

See accompanying notes to condensed consolidated financial statements.

                               Unifrax Corporation

                   Condensed Consolidated Statements of Income

                           (Unaudited - In Thousands)


                                            Three Months Ended June 30          Six Months Ended June 30
                                            --------------------------          ------------------------
                                              1999              2000              1999             2000
                                              ----              ----              ----             ----
Net sales                                   $ 20,520          $ 22,782          $ 41,693         $ 46,776

Cost of goods sold                            10,755            10,982            21,978           22,319
                                              ------          --------          --------         --------
Gross margin                                   9,765            11,800            19,715           24,457

Selling, general and
   administration expenses                     5,299             6,353            11,076           12,776
                                              ------          --------          --------         --------
Operating income                               4,466             5,447             8,639           11,681

Other expense, net                               (53)              (27)             (135)             (32)
                                              ------          --------          --------         --------
Income before interest expense
    and income taxes                           4,413             5,420             8,504           11,649

Interest expense                              (2,858)           (2,672)           (5,789)          (5,340)
                                              ------          --------          --------         --------
Income before income taxes                     1,555             2,748             2,715            6,309

Provision for income taxes                       558               965             1,057            2,202
                                              ------          --------          --------         --------
Net income                                    $  997          $  1,783          $  1,658         $  4,107
                                              ======          ========          ========         ========


See accompanying notes to condensed consolidated financial statements.

                               Unifrax Corporation

                 Condensed Consolidated Statements of Cash Flows
                           (Unaudited - In Thousands)





                                                                                Six Months Ended June 30
                                                                                1999                2000
                                                                                ------------------------

OPERATING ACTIVITIES
Net income                                                                      $ 1,658        $   4,107
Depreciation and amortization                                                     2,762            2,585
Other adjustments and changes in operating assets and liabilities                   578            2,471
                                                                                -------        ---------
Cash provided by operating activities                                             4,998            9,163

INVESTING ACTIVITIES
Capital expenditures                                                             (1,899)          (2,827)
Other                                                                                21             (136)
                                                                                -------        ---------
Cash used in investing activities                                                (1,878)          (2,963)

FINANCING ACTIVITIES
Repurchase of Senior Notes                                                       (2,000)               0
Borrowings under revolving loan                                                  18,850           13,350
Repayments of revolving loan                                                    (18,550)         (15,050)
Repayment of term loan                                                           (1,000)          (4,500)
                                                                                -------        ---------
Cash used in financing activities                                                (2,700)          (6,200)


Net change in cash                                                                  420                0
Cash--beginning of period                                                            43                0
                                                                                -------        ---------
Cash--end of period                                                             $   463        $       0


See accompanying notes to condensed consolidated financial statements.

                               Unifrax Corporation

              Notes to Condensed Consolidated Financial Statements

                                  June 30, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Unifrax Corporation (the "Company" or "Unifrax") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and the notes thereto for the year ended December 31, 1999, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. All capitalized terms used in these notes to condensed consolidated financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

NOTE B - INVENTORIES

The components of inventory consist of the following (in thousands):

                                         December 31               June 30
                                             1999                    2000
                                         ------------              -------
         Raw materials and supplies      $ 4,006                   $ 3,367
         Work in process                   1,480                     1,495
         Finished products                 3,459                     3,969
                                         -------                   -------
                                           8,945                     8,831
         Adjustment to LIFO Cost             458                       504
                                         -------                   -------
                                         $ 9,403                   $ 9,335
                                         =======                   =======

                             NOTE C - CONTINGENCIES

                                 Ceramic Fibers

Regulatory agencies and others, including the Company, are currently conducting scientific research to determine the potential health impact resulting from the inhalation of airborne ceramic fibers. To date, studies of workers withoccupational exposure to airborne ceramic fiber have found no clinically significant relationship between prior or current exposure to ceramic fiber and disease in humans; however, independent animal studies have indicated that ceramic fiber inhaled by test animals at elevated doses can produce respiratory disease, including cancer. The results of this research have been inconclusive as to whether or not ceramic fiber exposure presents an unreasonable risk to humans.

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

The Company may, in the future, be involved in further environmental assessments or clean-ups. While the ultimate requirement for any such remediation, and its cost, is presently not known, and while the amount of any future costscould be material to the results of operations in the period in which they are recognized, the Company does not expect these costs, based upon currently known information and existing requirements, to have a material adverse effect on its financial position.

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

NOTE D - COMPREHENSIVE INCOME

Comprehensive income for the three-month and six-month periods ended June 30, 1999 and 2000 consisted of the following (in thousands):


                                            Three months ended June 30          Six months ended June 30
                                               1999             2000              1999            2000
                                               ----             ----              ----            ----
Net income                                  $  997           $ 1,783            $ 1,658         $ 4,107
Change in foreign currency
   translation adjustment                      (34)              (31)              (223)            (71)
                                            ------           -------            -------         -------
Comprehensive income                        $  963           $ 1,752            $ 1,435         $ 4,036
                                            ======           =======            =======         =======


NOTE E - SUBSEQUENT EVENTS

On July 31, 2000, the Company announced that it had entered into a definitive agreement to acquire Carborundum Insulation Technology, the worldwide ceramic fibers business of Compagne de Saint-Gobain. The acquisition, which will be financed through a combination of bank debt and seller financing, is expected to close by the end of the third quarter of 2000.

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

     Three Months Ended June 30, 2000 Compared With Three Months Ended June 30, 1999

     Net sales for the second quarter of 2000 increased by $2.3 million or 11.0% from $20.5 million in 1999 to $22.8 million in 2000, due to higher sales in some traditional market applications, including petrochemicals and steel, and in automotive catalytic converter support systems, offset by lower sales in porosity-controlled products due to changes in automotive industry airbag system designs.

     Gross profit increased by $2.0 million, or 20.8%, from $9.8 million in 1999 to $11.8 million in 2000. Gross profit as a percentage of net sales increased from 47.6% in 1999 to 51.8% in 2000. The gross profit increase was due to the higher sales and improved plant operating efficiencies and lower overall production costs.

     Selling, general and administration expenses increased by $1.1 million, or 19.9%, from $5.3 million in 1999 to $6.4 million in 2000, primarily as a result of increased provisions for incentive compensation in 2000, and nonrecurring reductions of liabilities associated with the product stewardship programs and retiree medical and insurance programs in 1999. Selling, general and administration expense as a percentage of net sales increased from 25.8% in 1999 to 27.9% in 2000.

     Operating income increased by $1.0 million, or 22.0%, from $4.5 million in 1999 to $5.5 million in 2000. Operating income as a percentage of net sales increased from 21.8% in 1999 to 23.9% in 2000, as a result of the factors previously indicated.

     Interest expense decreased by $0.2 million, or 6.5% from $2.9 million in 1999 to $2.7 million in 2000 due to the lower level of long term debt, offset in part by higher interest rates on certain variable rate borrowings. Interest expense decreased as a percentage of net sales from 13.9% in 1999 to 11.7% in 2000.

     Provision for income taxes increased by $0.4 million or 72.9% from $0.6 million in 1999 to $1.0 million in 2000. The effective income tax rate decreased from 35.9% in 1999 to 35.1% in 2000.

     Net income increased by $0.8 million or 78.8% from $1.0 million in 1999 to $1.8 million in 2000, as a result of the factors previously indicated. Net income as a percentage of net sales increased from 4.9% in 1999 to 7.8% in 2000.

     Six Months Ended June 30, 2000 Compared With Six Months Ended June 30, 1999

     Net sales for the first six months of 2000 increased by $5.1 million or 12.2% from $41.7 million in 1999 to $46.8 million in 2000 due to higher sales in some traditional markets, including petrochemical and steel, and in automotive catalytic converter support systems, offset by lower sales in porosity-controlled products due to changes in automotive industry airbag system designs.

     Gross profit increased by $4.8 million, or 24.1% from $19.7 million in 1999 to $24.5 million in 2000. Gross profit as a percentage of net sales increased from 47.3% in 1999 to 52.3% in 2000. The gross profit increase was due to the higher sales volume and improved plant operating efficiencies and lower overall production costs.

     Selling, general and administration expenses increased by $1.7 million or 15.3% from $11.1 million in 1999 to $12.8 million in 2000, increasing as a percentage of net sales from 26.6% in 1999 to 27.3% in 2000, primarily as a result of increased provisions for incentive compensation in 2000, and nonrecurring reductions of liabilities associated with the product stewardship programs and retiree medical and insurance programs in 1999.

     Operating income increased by $3.1 million, or 35.2% from $8.6 million in 1999 to $11.7 million in 2000. Operating income as a percentage of net sales increased from 20.7% in 1999 to 25.0% in 2000, as a result of the factors previously indicated.

     Interest expense decreased by $0.5 million or 7.8% from $5.8 million in 1999 to $5.3 million in 2000 due to the lower level of long term debt offset in part by higher interest rates on certain variable rate borrowings. Interest expense as a percentage of net sales decreased from 13.9% in 1999 to 11.4% in 2000.

     Provision for income taxes increased by $1.1 million or 108.3% from $1.1 million in 1999 to $2.2 million in 2000. The effective income tax rate decreased from 38.9% in 1999 to 34.9% in 2000, primarily as a result of the effective income tax rates of the Company's foreign subsidiaries.

     Net income increased by $2.4 million or 147.7% from $1.7 million in 1999 to $4.1 million in 2000, as a result of higher sales volume and the factors previously indicated. Net income as a percentage of net sales increased from 4.0% in 1999 to 8.8% in 2000.

     Liquidity and Capital Resources

     During the six-month period ended June 30, 2000, the Company's cash flows from operating activities increased by $4.2 million or 83.3%, from $5.0 million in 1999 to $9.2 million in 2000. This increase was primarily the result of the higher net income.

     Cash used by investing activities increased by $1.1 million, or 57.8%, from $1.9 million in 1999 to $3.0 million in 2000, due to higher capital spending related principally to the Company's capacity expansion project at its Tonawanda, New York facility.

     Cash used by financing activities increased by $3.5 million from $2.7 million in 1999 to $6.2 million in 2000. During 2000 the Company repaid $4.5 million of its term loan.

     Management believes that cash flows from operations and the available credit facility will be sufficient to fund normal operating requirements and planned capital expenditures over the next 12 months. See "Forward Looking Statements".

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

     Effect of New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either a fair value hedge, a cash flow hedge, or a foreign currency hedge, will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income. The new standard must be adopted for year 2001 financial reporting. The Company has not yet adopted the standard and the impact of compliance with SFAS No. 133 has not yet been determined.

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

                                                UNIFRAX CORPORATION



Date:        08/11/00                       By: /s/ William P. Kelly
      ------------------------                  -------------------------------
                                                William P. Kelly, President and
                                                Chief Executive Officer

Date:        08/11/ 00                      By: /s/ Mark D. Roos
      ---------------------------               -------------------------------
                                                Mark D. Roos, Vice President
                                                and Chief Financial Officer