Form 10-Q
period 2000-09-30
UNIFRAX INVESTMENT CORP
filed 2000-11-14
CIK 1021285

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000

Commission File Number: 333-10611

UNIFRAX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	34-1535916 (I.R.S. Employer Identification No.)

2351 Whirlpool Street, Niagara Falls, NY 14305-2413
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (716) 278-3800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Unifrax Corporation
Form 10-Q
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unifrax Corporation
Condensed Consolidated Balance Sheets
(Unaudited - In Thousands, Except Share Data)

	December 31 1999	September 30 2000
ASSETS
Current assets:
Cash	$ 0	$ 2,148
Accounts receivable, less allowances of $821 and $904, respectively	14,697	16,278
Inventories	9,403	8,834
Deferred income taxes	2,705	2,705
Prepaid expenses and other current assets	233	304
Total current assets	27,038	30,269
Property, plant and equipment, at cost	76,455	78,302
Less accumulated depreciation and amortization	(40,854)	(43,890)
	35,601	34,412
Deferred income taxes	19,334	16,059
Financing costs, net of accumulated amortization of $2,392 and $2,939, respectively	2,529	2,892
Other assets	76	62
	$ 84,578	$ 83,694
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long term debt	6,250	0
Accounts payable	3,642	2,598
Accrued expenses	7,699	12,929
Total current liabilities	17,591	15,527
Long term debt	100,900	96,000
Accrued postretirement benefit cost	3,356	3,436
Other long-term obligations	162	164
Total liabilities	122,009	115,127
STOCKHOLDERS' DEFICIT
Common stock--$.01 par value; shares authorized--40,000; shares issued and outstanding--20,000	--	--
Redeemable convertible cumulative preferred stock--voting $.01 par value; shares authorized--10,000, shares issued and outstanding--1,666.67 (aggregate liquidation preference of $2,836 and $2,949, respectively, including dividends in arrears)	--	--
Additional paid-in capital	42,520	42,520
Accumulated deficit	(79,387)	(73,254)
Accumulated other comprehensive income	(564)	(699)
Total stockholders' deficit	(37,431)	(31,433)
	$ 84,578	$ $83,694
See accompanying notes to condensed consolidated financial statements.

Unifrax Corporation

Condensed Consolidated Statements of Income
(Unaudited - In Thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	1999	2000	1999	2000
Net Sales	$ 20,588	$ 25,141	$ 62,281	$ 71,917
Cost of good sold	10,252	12,157	32,230	34,477
Gross margin	10,336	12,984	30,051	37,440
Selling, general and administrative expenses	5,643	7,246	16,719	20,022
Operating income	4,693	5,738	13,332	17,418
Other income (expense), net	25	(18)	(110)	(50)
Income before interest and income taxes	4,718	5,720	13,222	17,368
Interest expense	(2,809)	(2,594)	(8,598)	(7,933)
Income before income taxes	1,909	3,126	4,624	9,435
Provision for income taxes	713	1,100	1,770	3,302
Net Income	$1,196	$2,026	$2,854	$6,133

See accompanying notes to condensed consolidated financial statements.

Unifrax Corporation
Condensed Consolidated Statements of Cash Flows

(Unaudited - In Thousands)

                                                                                      Nine Months Ended September 30
                                                                                      ------------------------------
                                                                                           1999                 2000
                                                                                           -----                ----
OPERATING ACTIVITIES
Net income                                                                               $ 2,854             $ 6,133
Depreciation and amortization                                                              4,099               3,884
Other adjustments and changes in operating assets and liabilities                          3,573               7,341
                                                                                          ------              ------
Cash provided by operating activities                                                     10,526              17,358

INVESTING ACTIVITIES
Capital expenditures                                                                     (2,434)             (3,153)
Other                                                                                         30               (907)
                                                                                         -------             -------
Cash used in investing activities                                                        (2,404)             (4,060)

FINANCING ACTIVITIES
Repurchase of Senior Notes                                                               (2,000)                   0
Borrowings under revolving loan                                                           19,050              14,350
Repayments of revolving loan                                                            (20,750)            (19,250)
Repayment of term loan                                                                   (1,500)             (6,250)
                                                                                         -------             -------
Cash used in financing activities                                                        (5,200)            (11,150)

Net change in cash                                                                         2,922               2,148
Cash--beginning of period                                                                     43                   0
                                                                                         -------              ------
Cash--end of period                                                                      $ 2,965              $2,148
                                                                                         =======              ======

See accompanying notes to condensed consolidated financial statements.

Unifrax Corporation

Notes to Condensed Consolidated Financial Statements
September 30, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Unifrax Corporation (the “Company” or “Unifrax”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and the notes thereto for the year ended December 31, 1999, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission. All capitalized terms used in these notes to condensed consolidated financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

NOTE B - INVENTORIES

The components of inventory consist of the following (in thousands):

                                                                December 31                  September 30
                                                                       1999                          2000
                                                                -----------                  ------------
         Raw materials and supplies                                  $ 4,006                       $ 3,081
         Work in process                                               1,480                         1,489
         Finished products                                             3,459                         3,760
                                                                       -----                         -----
                                                                       8,945                         8,330
         Adjustment to LIFO Cost                                         458                           504
                                                                       -----                         -----

                                                                     $ 9,403                       $ 8,834
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

From time to time Unifrax and other manufacturers of ceramic fibers have been named as defendants in lawsuits alleging death or personal injury as a result of exposure in the manufacture and handling of ceramic fiber and other products. The amount of any liability that might ultimately exist with respect to these claims or any other unasserted claims is presently not determinable. The Company believes the lawsuits brought against it have been without merit and the litigation currently pending, or to its knowledge threatened, will not have a material adverse effect on the financial condition or results of operations of the Company. The Company’s belief is based on the fact that, although animal studies have indicated that ceramic fiber inhaled by test animals at elevated doses can cause disease, there is no evidence that exposure to refractory ceramic fiber has resulted in disease in humans.

Consistent with customary practice among manufacturers of ceramic fiber products, the Company has entered into agreements with distributors of its product whereby it agreed to indemnify the distributors against losses resulting from ceramic fiber claims and the costs to defend against such claims. To the best of the Company’s knowledge, there have been no historical, nor are there any current, ceramic fiber exposure claims made against these indemnification agreements. Consequently, the amount of any liability that might ultimately exist with respect to these indemnities is presently not determinable.

Pursuant to the Recapitalization Agreement, BP America Inc. and certain of its affiliates (collectively “BP America”), have agreed to indemnify the Company against liabilities for personal injury and wrongful death attributable to exposure, which occurred prior to the Closing, to refractory ceramic fibers manufactured by the Company. BP America has agreed to indemnify the Company against all liabilities arising from exposure claims pending at the time of the Closing. For all other claims arising from alleged exposure occurring solely prior to Closing, BP America has agreed to indemnify the Company against 80% of all losses, until the total loss which the Company incurs reaches $3.0 million, after which time BP America has agreed to indemnify the Company against 100% of such losses. BP America has agreed to indemnify the Company against all punitive damages attributable to the conduct of the Company prior to Closing. Where losses arise from alleged exposure both before and after closing, the losses will be allocated between BP America and the Company, pro rata, based on the length of exposure or pursuant to arbitration if initiated by the Company. To date the Company has incurred no claims losses applicable to the $3.0 million total mentioned above.

The Company cannot avail itself of this indemnity for losses attributable to the Company’s failure to maintain a Product Stewardship Program consistent with the program maintained by the Company prior to Closing, as modified in a commercially reasonable manner in accordance with changing regulatory, scientific and technical factors. BP shall not indemnify the Company with respect to any liabilities for wrongful death or personal injury to the extent caused by the failure of the Company to maintain a Product Stewardship Program consistent with that maintained by the Company prior to the Closing. In the Company’s opinion, the Product Stewardship Program has been maintained in a manner consistent with these requirements. Unifrax intends to defend ceramic fiber claims vigorously.

Environmental Matters

The Company is subject to loss contingencies pursuant to various federal, state and local environmental laws and regulations. These include possible obligations to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical or petroleum substances by the Company or by other parties.

The Company may be named as a potentially responsible party (“PRP”) pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA” or “Superfund”) or comparable state law in connection with off-site disposal of hazardous substances at three sites, and The Carborundum Company has entered into a Consent Decree with the New York State Department of Environmental Conservation to remediate contamination at the facility located in Sanborn, New York. While the Company’s ultimate clean-up liability at the sites at which the Company is a potential PRP is not presently determinable, the Company does not expect to incur any material liability with respect to any of these sites, individually or in the aggregate, as a result of its activities at these sites. Furthermore, BP America has agreed to indemnify the Company for certain environmental liabilities, which might ultimately exist, under the Recapitalization Agreement. In addition, BP America has assumed liability for other potential off-site clean-up obligations associated with Carborundum. The locations at which the Company may have potential off-site liability and the Carborundum Sanborn, New York facility are described below.

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

Legal Proceedings

In addition to the ceramic fiber and environmental matters discussed above, BP/Carborundum and Unifrax are involved in litigation relating to various claims arising out of their operations in the normal course of business, including product liability claims. While the outcomes of this litigation could be material to the results of operations in the period recognized, based on the current claims asserted the management of the Company believes that the ultimate liability, if any, resulting from such matters will not have a material adverse effect on the Company’s financial position.

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

NOTE D - COMPREHENSIVE INCOME

Comprehensive income for the three-month and nine-month periods ended September 30, 1999 and 2000 consisted of the following (in thousands):

                                Three months ended September 30         Nine months ended September 30
                                       1999           2000                  1999               2000
                                       ----           ----                  ----               ----
Net income                           $ 1,196        $  2,026               $ 2,854           $ 6,133
Change in foreign currency
      translation adjustment             (19)            (64)                 (242)             (135)
                                  -----------    ------------            ----------         ---------
Comprehensive income                 $ 1,177        $  1,962               $ 2,612           $ 5,998

NOTE E - INTEREST RATE SWAP AGREEMENT

Effective October 1, 1999, the company entered into interest rate swap agreements to effectively convert fixed-rate debt with a notional principal amount of $25,000,000 to variable-rate debt. Under the agreements the Company receives from, or pays to, the banks an amount computed as the difference between interest based upon a fixed rate of 6.2% per annum, and interest based upon the established LIBOR rate, which at September 30, 2000 was 6.7%.

NOTE F - EFFECT OF NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either a fair value hedge, a cash flow hedge, or a foreign currency hedge, will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income. The new standard must be adopted for year 2001 financial reporting. The Company has not yet adopted SFAS No. 133. However, management does not believe that adopting SFAS No. 133 will have a significant impact on the result of operations of the Company. Based upon its initial analysis, management believes that the interest rate swap agreements will be categorized as a cash flow hedge and, accordingly, any unrealized gains or losses will be deferred.

NOTE G - SUBSEQUENT EVENTS

On October 4, 2000, the Company acquired the capital stock of certain affiliates of Societe Europeenne de Produits Refractaires, a French corporation (“SEPR”) and unit of Compagnie de Saint-Gobain, and certain assets of certain other affiliates of SEPR, comprising the Carborundum Insulation Technology ceramic fiber business (the “Business”).

The aggregate purchase price was $58.5 million, consisting of $28.5 million in cash and the balance in the form of promissory notes issued by the Company and Holdings. The Company issued two subordinated promissory notes, each dated as of October 4, 2000, in favor of SEPR in the amounts of $8,000,000 and $1,500,000, respectively. Holdings issued two limited recourse promissory notes, each dated as of October 4, 2000, in favor of SEPR and an SEPR affiliate in the aggregate amount of $20,500,000. Holdings pledged 20,500 shares of newly issued Series A Preferred Stock of the Company to SEPR as security for these promissory notes. The cash portion of the purchase price was funded primarily with the proceeds of a $50 million term and revolving loan Credit Agreement entered into among the Company and certain of its affiliates and a group of lenders.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

               Forward Looking Statements

Statements included in this Management Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are “forward looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and of Section 21F of the Securities Exchange Act of 1934, as amended. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will continue,” “will result,” or words or phrases of similar meaning. Additional oral or written forward looking statements may be made by the Company from time to time, and such statements may be included in documents filed with the Securities and Exchange Commission. Such forward looking statements involve risks and uncertainties which could cause results or outcomes to differ materially from those expressed in such forward looking statements. Among the important factors on which such statements are based are assumptions concerning the continuing strength of the ceramic fiber market on which the Company is substantially dependent, changing prices for ceramic fiber products, acceptance of new products, the status of health and safety issues affecting the ceramic fiber industry in general and the Company in particular, the Company’s continuing ability to operate under the restrictions imposed by the substantial indebtedness which it is subject to, the risks associated with international operations, the impact of environmental regulations on the Company’s operations and property and related governmental regulations, and the continuing availability of certain raw materials.

On October 4, 2000, the Company completed the acquisition of the worldwide ceramic fibre business of SEPR and certain of its affiliates. Reference is made to the information contained in the Form 8-K Report of the Company filed on October 19, 2000, which is incorporated herein by reference.

Three Months Ended September 30, 2000 Compared With Three Months
Ended September 30, 1999

Net sales for the third quarter of 2000 increased by $4.5 million or 22.1% from $20.6 million in 1999 to $25.1 million in 2000, due to higher sales in some traditional market applications, including petrochemical, metals and ceramics, and in automotive catalytic converter support systems, offset by lower sales in porosity-controlled products due to changes in automotive industry airbag system designs.

Gross profit increased by $2.7 million or 25.6% from $10.3 million in 1999 to $13.0 million in 2000. Gross profit as a percentage of net sales increased from 50.2% in 1999 to 51.6% in 2000, primarily as a result of the higher sales volume, improved manufacturing efficiencies and lower overall production costs.

Selling, general and administrative expenses increased by $1.6 million, or 28.4% from $5.6 million in 1999 to $7.2 million in 2000, primarily as a result of volume related expenses and increased provisions for incentive compensation in 2000. Selling, general and administrative expenses as a percentage of net sales increased from 27.4% in 1999 to 28.8% in 2000.

Operating income increased by $1.0 million, or 22.3%, from $4.7 million in 1999 to $5.7 million in 2000. Operating income as a percentage of net sales remained unchanged at 22.8% in both 1999 and 2000, as a result of the factors previously indicated.

Interest expense decreased by $0.2 million or 7.6% from $2.8 million in 1999 to $2.6 million in 2000 due to the lower level of long term debt offset in part by higher interest rates on certain variable rate borrowings. Interest expense as a percentage of net sales decreased from 13.6% in 1999 to 10.3% in 2000.

Provision for income taxes increased by $0.4 million or 54.3% from $0.7 million in 1999 to $1.1 million in 2000. The effective income tax rate decreased from 37.3% in 1999 to 35.2% in 2000, primarily as a result of the effective income tax rates of the Company’s foreign subsidiaries.

Net income increased by $0.8 million or 69.4% from $1.2 million in 1999 to $2.0 million in 2000, as a result of the factors previously indicated. Net income as a percentage of net sales increased from 5.8% in 1999 to 8.1% in 2000.

Nine Months Ended September 30, 2000 Compared With Nine MonthsEnded
September 30, 1999

Net sales for the first nine months of 2000 increased by $9.6 million or 15.5% from $62.3 million in 1999 to $71.9 million in 2000 due to higher sales in some traditional markets, including petrochemical, metals and ceramics, and in automotive catalytic converter support systems, offset by lower sales in porosity controlled products due to changes in automotive industry airbag system designs.

Gross profit increased by $7.4 million or 24.6% from $30.0 million in 1999 to $37.4 million in 2000. Gross profit as a percentage of net sales increased from 48.3% in 1999 to 52.0% in 2000. The increase was due to the higher sales volume, improved plant operating efficiencies and lower overall production costs.

Selling, general and administrative expenses increased by $3.3 million or 19.8% from $16.7 million in 1999 to $20.0 million in 2000, primarily as a result of increased provisions for incentive compensations in 2000, and non-recurring reductions of liabilities associated with the product stewardship program and retiree medical and insurance programs in 1999. Selling, general and administrative expenses as a percentage of net sales increased from 26.8% in 1999 to 27.8% in 2000.

Operating income increased by $4.1 million, or 30.6% from $13.3 million in 1999 to $17.4 million in 2000. Operating income as a percentage of net sales increased from 21.4% in 1999 to 24.2% in 2000, as a result of the factors previously indicated.

Interest expense decreased by $0.7 million, or 7.7% from $8.6 million in 1999 to $7.9 million in 2000 due to the lower level of long term debt, offset in part by higher interest rates on certain variable rate borrowings. Interest expense decreased as a percentage of net sales from 13.8% in 1999 to 11.0% in 2000.

Provision for income taxes increased by $1.5 million or 86.6% from $1.8 million in 1999 to $3.3 million in 2000. The effective income tax rate decreased from 38.3% in 1999 to 35.0% in 2000, primarily as a result of the effective income tax rates of the company’s foreign subsidiaries.

Net income increased by $3.3 million, or 114.9% from $2.8 million in 1999 to $6.1 million in 2000, as a result of factors previously indicated. Net income as a percentage of net sales increased from 4.6% in 1999 to 8.5% in 2000.

Liquidity and Capital Resources

During the nine-month period ended September 30, 2000, the Company’s cash flows from operating activities increased by $6.8 million or 64.9%, from $10.5 million in 1999 to $17.3 million in 2000. This increase was primarily the result of the higher net income. Cash flows from operating activities also includes the effect of increased accrued liabilities for incentive compensation programs in 2000 for which the Company will have a cash outflow in 2001.

Cash used by investing activities increased by $1.7 million, or 68.9%, from $2.4 million in 1999 to $4.1 million in 2000, due to higher capital spending related principally to the Company’s capacity expansion project at its Tonawanda, New York facility, and costs related to the acquisition of Carborundum Insulation Technology.

Cash used by financing activities increased by $5.9 million from $5.2 million in 1999 to $11.1 million in 2000. During 2000 the Company repaid $6.3 million of its term loan, and at quarter end the Company was undrawn on its revolver.

Management believes that cash flows from operations and the available credit facility will be sufficient to fund normal operating requirements and planned capital expenditures over the next 12 months. See “Forward Looking Statements”.

As of October 30, 1996, the Company entered into a tax sharing agreement with the principal stockholder, Unifrax Holding Co. (“Holding”). The results of its operations are now included in the consolidated U.S. corporate income tax return of Holding. The Company’s provision for income taxes is computed as if the Company filed its annual tax returns on a separate Company basis. The current portion of the income tax provision will be satisfied by a payment to or from Holding.

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

Effect of New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either a fair value hedge, a cash flow hedge, or a foreign currency hedge, will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income. The new standard must be adopted for year 2001 financial reporting. The Company has not yet adopted SFAS No. 133. However, management does not believe that adopting SFAS No. 133 will have a significant impact on the result of operations of the Company. Based upon its initial analysis, management believes that the interest rate swap agreements will be categorized as a cash flow hedge and, accordingly, any unrealized gains or losses will be deferred.

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

          None.

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  27.1     Financial Data Schedule

          (b)     Reports on Form 8-K

On August 3, 2000, the company filed Form 8-K concerning the press release issued July 31, 2000, relating to the definitive agreement to acquire Carborundum Insulation Technologies which is hereby incorporated herein by reference.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

UNIFRAX CORPORATION
Date: November 13, 2000	By:/s/ William P. Kelly William P. Kelly, President and Chief Executive Officer
Date: November 13, 2000	By:/s/ Mark D. Roos Mark D. Roos, Vice President and Chief Financial Officer