Form 10-K405
period 2000-12-31
UNIFRAX INVESTMENT CORP
filed 2001-04-02
CIK 1021285

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2000

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

                    SECURITIES REGISTERED PURSUANT TO SECTION
                             12(g) OF THE ACT: NONE


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant: None

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                                     PART I


ITEM 1. BUSINESS

         Unifrax Corporation ("Unifrax" or "Company") manufactures heat resistant ceramic fiber products for automotive, commercial, and industrial customers throughout the world. Developed by the Company in 1942, ceramic fiber is a white, glassy material belonging to a class of materials known as man-made vitreous fibers (a class which also includes fiberglass and mineral wool). Ceramic fiber possesses several commercially attractive performance properties including stability at very high temperatures, extremely low heat transmission and retention, light weight compared to other heat-resistant materials, chemical stability and corrosion resistance. These properties make ceramic fiber a superior insulating material in high temperature applications.

         Ceramic fiber's most common application has been to line industrial furnaces, where high temperatures demand its heat-resistant characteristics. Historically, the industrial furnace-related market has represented the largest percentage of the Company's sales. Increasingly, the Company has applied its expertise to more rapidly-growing, high value-added niche markets, including automotive and fire protection.

         On October 4, 2000, the Company acquired the capital stock of certain companies and certain assets of other companies that comprised the high performance insulating ceramic fibers business (the "Ceramic Fiber Business") of Compagnie de Saint-Gobain ("Saint-Gobain"), a societe anonyme based in Paris, France (the "Acquisition"). The Ceramic Fiber Business is engaged in the manufacture, cutting, processing and/or sale of insulating fibers operating in a temperature regime of 1000 degrees (Celsius) or higher. The Ceramic Fiber Business was managed by Societe Europeenne de Produits Refractaires ("SEPR"), a wholly-owned subsidiary of Saint-Gobain, and was contained in legal entities which were owned ultimately by Saint-Gobain in France, the United Kingdom, Brazil, Germany, Australia, Venezuela, India, Belgium and Italy.

         The purchase price was $58,500,000, subject to a purchase price adjustment which is still pending. In connection with the Acquisition, Saint-Gobain agreed to compensate the Company for certain liabilities that the Company will be responsible for discharging. The Acquisition has been accounted for under the purchase method of accounting, and the results of operations of the Ceramic Fiber Business have been included in the consolidated statements of operations since the date of acquisition.

MARKETS

         Furnace-Related Markets. Ceramic fiber for furnace-related applications is generally sold to the metal production, petrochemical, power, and ceramic and glass industries.

         Automotive Market. Three product types account for substantially all of the fiber consumed by the automotive industry: paper, catalytic converter gasket material, and insulation heat shields.

         Other Markets. Ceramic fiber is being used in several newer applications in niche markets such as fire protection, appliances, and commercial insulation. In these industries, products are often customized to meet special customer needs.

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

         The Company's operations in Tonawanda, New York are certified under the International Quality Standard, ISO 9000, and the rigorous U.S. automotive standard, QS 9000. The Company's operations in New Carlisle, Indiana and in Amherst, New York are certified under ISO 9000.

         The Company's operations in Brazil are certified under ISO9001, and the Company's operations in Australia, France, Germany, India, and the U.K. are certified under ISO9002. In addition, the Company's operation in Germany is certified under QS9000.

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

         The Company has maintained a strong financial commitment to its research and development program. Research and development expense totaled $2,770,000, $2,586,000, and $2,905,000, or approximately 3.2%, 3.0%, and 2.6% of net sales during the years 1998, 1999, and 2000, respectively.

COMPETITION

         The ceramic fiber industry is highly competitive, and some of the Company's competitors are larger and have greater resources than the Company. In the furnace-related markets, competition is based primarily on product quality, price, and service. In the new higher growth niche markets, competition is based primarily on product technology, technical specifications, manufacturing process capabilities, quality assurance and price.

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

         The Company's PSP also includes elements designed to identify exposed populations, monitor employee and customer exposures and pursue exposure reductions. Initial assessments indicate that most ceramic fiber exposure is confined to the workplace and to a limited population of about 30,000 persons. In the United States, employee and customer exposure monitoring has been conducted by the Company under a rigorous protocol, jointly adopted pursuant to a voluntary consent agreement by the U.S. Environmental Protection Agency ("EPA") and the Refractory Ceramic Fiber Coalition ("RCFC"), the ceramic fiber industry trade association. Under the terms of this agreement, industry and customer workplace monitoring samples were taken for a period of five years concluding in mid-1998.

         In the absence of a specific U.S. government standard regulating ceramic fiber exposure, several participants in the industry, including the Company, adopted a recommended exposure guideline ("REG") of one half fiber per cubic centimeter of air based on prudence and not significant risk. Scientific data available to date has been regarded as insufficient for the purpose of determining a specific broadly-acceptable, science-based RCF exposure threshold. Nonetheless, the industry's recommended exposure guideline provides a quantitative basis to measure progress in implementing PSP objectives to seek continuous reduction in fiber exposure through initiatives that are technically and economically feasible.

         Over time, health research data have been used by various organizations to classify certain man-made fibers. For example, classification terms, such as "possible" (International Agency for Research on Cancer, "IARC"), "probable"

(EPA and Health Canada, "HC"), "reasonably anticipated" (National Toxicology Program, "NTP"), and "suspected" (American Conference of Governmental Industrial Hygienists, "ACGIH") reflect the view of each organization as to the potential carcinogenicity of ceramic fiber and/or other MMVFs. Each of these classifications reflect concern for human health and uncertainty regarding the potential for airborne ceramic fiber to affect occupational health adversely. These classification determinations have not been followed by regulatory exposure standards in the U.S.

         Some regulators in other countries have adopted a variety of regulatory thresholds. Member States of the European Union have classified ceramic fiber as "Category 2: Substances which should be regarded as if they are carcinogenic to man" on the basis of animal studies, although refractory ceramic fiber exposure has not been associated with any respiratory disease in humans. If the United States, United Kingdom, France, Brazil or other major industrialized countries were to adopt legislative or regulatory standards severely restricting the use of ceramic fiber or severely limiting fiber exposure, a material adverse effect on the Company's business could result.

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

EMPLOYEES

         As of December 31, 2000, the Company employed approximately 1,080 persons on a full-time basis, of which 444 are represented by ten separate unions (works councils outside of the United States). Two collective bargaining agreements outside the United States, representing approximately 15% of the Company's employees, expire during 2001. A collective bargaining agreement within the United States, representing approximately 6% of the Company's employees, expires in 2004. The remaining agreements with the unions are either not formal or have no stated expiration date.

SEGMENT AND GEOGRAPHIC INFORMATION

         Reference is made to the information contained in Note 16 to the consolidated financial statements included under Item 8 of this Form 10-K, which is hereby incorporated herein by reference.

ITEM 2. PROPERTIES

The following table provides a description of the Company's principal facilities.

                       APPROXIMATE
PLANT SITE             SQUARE FEET   STATUS    USE
- ----------             -----------   ------    ---

New Carlisle, IN           230,000   Owned     Manufacturing
Tonawanda, NY              186,000   Leased    Manufacturing
Amherst, NY                 42,000   Leased    Manufacturing
Sanborn, NY                 10,000   Leased    Manufacturing
Niagara Falls, NY           33,000   Owned     Headquarters, research laboratory
Vinhedo, S.P. Brazil        63,000   Owned     Manufacturing
Dusseldorf, Germany         40,000   Owned     Processing, distribution
Guacara, Venezuela          10,000   Leased    Manufacturing
Thomastown, Australia*     240,000   Owned     Manufacturing
Lorette, France*           475,000   Owned     Manufacturing
Ambert, France*            300,000   Owned     Manufacturing
Batistaff, France*          18,000   Leased    Manufacturing
Rainford, England*         378,000   Owned     Manufacturing
Lakhtar, India*            305,000   Owned     Manufacturing

* Square footage represents area of total site.

ITEM 3. LEGAL PROCEEDINGS

         Reference is made to the information included in Note 13 to the consolidated financial statements of the Company included under Item 8 in this Form 10-K, which is hereby incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 4, 2000, the Company's stockholders voted unanimously to approve Amendment No. 2 to the Stockholders Agreement and to adopt the Certificate of Amendment of the Certificate of Incorporation for the creation of the Series A and Series B Preferred Stock.

                                     PART II


ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         There is no established public trading market for the Company's stock.

         On October 4, 2000, the Company and its subsidiaries acquired the insulating ceramic fiber business owned by Compagnie de Saint-Gobain ("Saint Gobain"). Under the terms of the negotiated transaction, the Company issued $9,500,000 of subordinated notes to a wholly owned subsidiary of Saint Gobain, and the Company issued $20,500,000 of its Series A convertible preferred stock to its parent holding company, Unifrax Holding Co., which then pledged the preferred stock to Saint Gobain as security for subordinated notes issued by the holding company. The securities issued by the Company in the transaction were exempt from registration under the Securities Act of 1933 by the exemption provided by Section 4(2) of that act.

ITEM 6. SELECTED FINANCIAL DATA

         The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements and related notes in Item 8 of this Form 10-K.


                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------
                                                     1996             1997             1998             1999             2000
                                                     ----             ----             ----             ----             ----
                                                                              (Dollars in Thousands)
STATEMENT OF INCOME DATA:
Net Sales                                               $91,631          $87,111          $85,499          $85,089         $111,982
Income before interest income taxes and                  22,429           20,039           18,338           19,101           23,082
    minority interest
Interest expense                                          2,246           12,537           11,988           11,335           11,692
Provision for income taxes                                8,543            1,937            2,305            2,792            4,241
Minority interest                                             -                -                -                -               52
                                                   ------------     ------------     ------------     ------------    -------------
Net income                                              $11,640           $5,565           $4,045           $4,974           $7,097
                                                   ============     ============     ============     ============    =============

OTHER DATA:
EBITDA (a)                                              $26,771          $25,382          $23,980          $24,831          $29,913
Depreciation and amortization                             4,091            5,323            5,649            5,420            6,725
Cash Flows From Operating Activities                     18,631           13,987            9,243           12,684           23,368
Cash Flows From Investing Activities                    (8,579)          (9,276)          (3,759)          (3,177)         (57,615)
Cash Flows From Financing Activities                    (9,191)          (5,250)          (5,800)          (9,550)           36,845

BALANCE SHEET DATA (AT PERIOD END):
Working capital                                         $14,022          $12,921           $4,858           $9,447          $31,370
Long Term Debt                                          127,750          122,500          105,950          100,900          126,023
Total assets                                             93,391           90,462           88,654           84,578          162,532
Total liabilities                                       147,455          136,641          130,778          122,009          170,701
Stockholders' Deficit                                  (54,064)         (46,179)         (42,124)         (37,431)          (9,056)

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         Statements included in this Management Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and of Section 21F of the Securities Exchange Act of 1934, as amended. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will continue," "will result," or words or phrases of similar meaning. Additional oral or written forward looking statements may be made by the Company from time to time, and such statements may be included in documents filed with the Securities and Exchange Commission. Such forward looking statements involve risks and uncertainties which could cause results or outcomes to differ materially from those expressed in such forward looking statements. Among the important factors on which such statements are based are assumptions concerning the continuing strength of the ceramic fiber market on which the Company is substantially dependent, changing prices for ceramic fiber products, acceptance of new products, the status of health and safety issues affecting the ceramic fiber industry in general and the Company in particular, the Company's continuing ability to operate under the restrictions imposed by the substantial indebtedness which it is subject to, the risks associated with international operations, foreign laws, and with transactions in foreign currencies, risks associated with the impact of environmental regulations on the Company's operations and property and related governmental regulations, and the continuing availability of certain raw materials, including vermiculite which is purchased from an overseas source.

GENERAL

         The following section should be read in conjunction with the other information set forth in this document, including the financial statements and the notes thereto.

RESULTS OF OPERATIONS

                                                 YEAR ENDED DECEMBER 31

                                            1998           1999           2000
                                            ----           ----           ----
Net sales                                 100.0%         100.0%         100.0%
Cost of goods sold                          51.2           50.3           50.5
                                       ---------      ---------      ---------
Gross profit                                48.8           49.7           49.5
Selling, general and adminstrative          27.3           27.0           28.8
                                       ---------      ---------      ---------
Operating income                           21.5%          22.7%          20.7%


YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

         Net Sales increased by $26.9 million or 31.6% from $85.1 million in 1999 to $112.0 million in 2000. Sales for the fourth quarter of 2000 included the addition of the Saint-Gobain worldwide ceramic fiber business acquired by Unifrax in October 2000. The overall sales increase was also the result of higher volume in some traditional furnace-related markets including petrochemicals, power, metals and ceramics, and in automotive catalytic converter support systems, offset in part by lower sales in porosity-controlled products due to changes in automotive industry airbag system designs.

         Gross Profit increased by $13.1 million or 31.0% from $42.3 million in 1999 to $55.4 million in 2000. Gross Profit as a percentage of net sales decreased from 49.7% in 1999 to 49.5% in 2000. The increase in gross profit was due to higher sales volume, improved plant operating efficiencies, and lower overall production costs. The slightly lower overall gross profit percentage of net sales reflects the effect of lower gross margins in some of the recently-acquired businesses.

         Selling, general, and administrative expenses increased by $9.2 million or 40.0% from $23.0 million in 1999 to $32.2 million in 2000. SG&A expenses for the fourth quarter of 2000 included the addition of the Saint-Gobain worldwide ceramic fiber business acquired by Unifrax in October 2000. SG&A expenses were also higher due to increased provisions for incentive compensations in 2000, and nonrecurring reductions of liabilities associated with the product stewardship program and retiree medical and insurance programs in 1999. Selling, general, and administrative expenses as a percentage of net sales increased from 27.0% in 1999 to 28.8% in 2000.

         Operating income increased by $3.9 million or 20.2% from $19.3 million in 1999 to $23.2 million in 2000, as a result of the factors previously indicated. Operating income as a percentage of net sales decreased from 22.7% in 1999 to 20.7% in 2000.

         Other expense decreased by $0.2 million or 33.3% from $0.6 million in 1999 to $0.4 million in 2000 due primarily to lower foreign exchange losses.

         Interest expense increased by $0.4 million or 3.5% from $11.3 million in 1999 to $11.7 million in 2000 due to the additional debt associated with the acquisition of the Saint-Gobain ceramic fiber business and also due to higher interest rates on certain variable-rate borrowings. Interest expense decreased as a percentage of net sales from 13.3% in 1999 to 10.4% in 2000.

         Provision for income taxes increased by $1.4 million or 50.0% from $2.8 million in 1999 to $4.2 million in 2000. The effective income tax rate increased from 36.0% in 1999 to 37.2% in 2000, primarily as a result of the effective income tax rates of the Company's foreign subsidiaries.

         Net income increased by $2.1 million or 42.0% from $5.0 million in 1999 to $7.1 million in 2000, as a result of the factors previously indicated. Net income as a percentage of net sales increased from 5.8% in 1999 to 6.3% in 2000.

         EBITDA increased by $5.1 million or 20.5% from $24.8 million in 1999 to $29.9 million in 2000. The increase in EBITDA is principally attributable to the factors affecting operating income which were discussed above. EBITDA as a percent of net sales decreased from 29.2% in 1999 to 26.7% in 2000.

         Capital expenditures increased by $2.9 million or 91.3% from $3.2 million in 1999 to $6.1 million in 2000, due to higher worldwide spending on plant and equipment. Capital expenditures in 2000 included projects to increase capacity, to replace equipment and to reduce costs.

         Working capital increased from $9.4 million in 1999 to $31.4 million in 2000. The increase reflects the addition of the Saint-Gobain worldwide ceramic fiber business acquired by Unifrax in October 2000.

         Cash flows from operating activities increased by $10.7 million or 84.3% from $12.7 million in 1999 to $23.4 million in 2000, as a consequence of the higher net income discussed above. Cash outflows from investing activities increased by $54.4 million from $3.2 million in 1999 to $57.6 million in 2000 due to the acquisition of the Saint-Gobain ceramic fiber business in October 2000 and higher capital expenditures, as discussed previously. Cash inflows from financing activities increased by $46.4 million from an outflow of $9.6 million in 1999 for debt repayment to an inflow of $36.8 million in 2000 as a consequence of the additional borrowings associated with the acquisition of the Saint-Gobain ceramic fiber business discussed previously.

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

LIQUIDITY AND CAPITAL RESOURCES

         During 2000, the Company paid the remaining principal balance on its 1996 term loan, and then borrowed approximately $28.5 million under a new Credit Agreement entered into as part of its acquisition of the Saint-Gobain Ceramic Fiber Business (the "Acquisition"). At December 31, 2000, the Company had total outstanding borrowings of $23.7 million on its term loan facilities and $5.7 million on its revolving credit facilities.

         The Company's Credit Agreement provides for up to $25.0 million in term loans and $25.0 million in revolving credit facilities. The revolving credit facilities are available for working capital and other corporate purposes. Loans under the Credit Agreement bear interest at a rate based upon LIBOR or the lender's base rate plus a margin as defined in the Credit Agreement. The Credit Agreement and the Indenture for the Company's 10.5% Senior Notes contain certain restrictive covenants including requirements that the Company meet certain financial ratio tests and limitations on the ability of the Company to incur additional indebtedness. At December 31, 2000, the Company was in compliance with all Credit Agreement and Indenture covenants.

         In connection with the Acquisition, the Company issued subordinated notes payable to Societe Europeenne de Produits Refractaires ("SEPR"), a wholly-owned subsidiary of Saint-Gobain, totaling $9,500,000. The notes mature June 30, 2004, are subordinate to all currently outstanding debt, and bear interest generally at 7% through December 31, 2001, increasing thereafter.

         Management believes that cash flows from operations and borrowings under the available credit facility will be adequate to meet the Company's operating requirements and planned capital expenditures over the next 12 months. See "Forward Looking Statements."

         In connection with the Acquisition, the Company's principal stockholder, Unifrax Holding Co. ("Holding"), issued subordinated notes payable to SEPR totaling $20,500,000. The notes have similar terms to those issued by the Company. In exchange for Holding issuing the notes payable to SEPR, the Company issued Holding $20,500,000 fair value of cumulative, non-voting, non-convertible Series A preferred stock. The rates at which dividends accrue on the Series A preferred stock are essentially equivalent to the rates interest accrues on the subordinated notes payable by Holding to SEPR.

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

         At December 31, 2000, the Company had U.S. Federal and state net operating loss carryforwards totaling approximately $13 million which will be available to offset future taxable income. These net operating loss carryforwards expire in 2011 through 2019.

LEGAL PROCEEDINGS

         Reference is made to the information included in Note 13 to the consolidated financial statements of the Company included under Item 8 in this Form 10-K, which is hereby incorporated herein by reference.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Company adopted the new statement effective January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has computed the hypothetical effects of Statement 133 on the earnings and financial position of the Company as of January 1, 2001 and found them to be immaterial.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

         The Company is exposed to certain market risks, principally changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

         The Company has various long-term indebtedness outstanding at December 31, 1999 and 2000, and has also entered into interest rate swap agreements to effectively convert fixed-rate debt with a notional principal amount of $25,000,000 to variable-rate debt. The interest impact of an increase in interest rates of 100 basis points (1%) would be as follows:

Instrument                      Interest Rate                 Impact On Earnings
- ----------                      -------------                 ------------------

                                                                December 31,
                                                               1999     2000
                                                              ------   ------
                                                               (In thousands)

Credit Agreement                Variable, based on LIBOR      $(112)   $(294)

Senior Notes                    Fixed                            --       --

Subordinated Promissory Notes   Fixed                            --       --

Interest Rate Swap Agreement    Variable                       (250)    (250)
                                                              -----    -----
                                                               (362)    (544)

Less tax benefit                                                127      190
                                                              -----    -----

Net income reduction                                          $(235)   $(354)
                                                              =====    =====

         A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States, the United Kingdom, France, Germany, Brazil, Venezuela, Australia, and India using materials purchased internationally, and sells into those and other worldwide markets. The Company and its subsidiaries invoice their products both in local and foreign currencies. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets into which the Company sells its products. For example, when the U.K. Pound Sterling strengthens relative to the Euro, the value of sales from the U.K. which are denominated in Euros decreases when translated back to Sterling. When the U.S. Dollar strengthens against other currencies, the price of competitive imports into the U.S. from those other countries often decreases. To mitigate the short-term effect of exchange rate changes on the Company's purchases, sales and financial results in its various locations, the Company may from time to time hedge its exposure to certain currencies by entering into foreign exchange contracts. During 1999 and 2000, the Company did not enter into any foreign exchange contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                                                        PAGE IN
                                                                       FORM 10K

Report of Independent Auditors.......................................      15
Consolidated Balance Sheets as of December 31, 1999 and 2000.........      16
Consolidated Statements of Income for the Years Ended
     December 31, 1998, 1999 and 2000................................      17
Consolidated Statements of Stockholders' Deficit for the Years Ended
     December 31, 1998, 1999 and 2000................................      18
Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1999 and 2000................................      19
Notes to Consolidated Financial Statements ..........................      20

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Unifrax Corporation


We have audited the accompanying consolidated balance sheets of Unifrax Corporation as of December 31, 1999 and 2000, and the related consolidated statements of income, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unifrax Corporation at December 31, 1999 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                              /s/ Ernst & Young LLP



Buffalo, New York
March 16, 2001

                               UNIFRAX CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                                            DECEMBER 31,
                                                                                                       1999              2000
                                                                                                       ----              ----
                                                                                                           (In Thousands)
ASSETS
Current assets:
   Cash                                                                                     $              -      $      2,649
   Marketable securities and investments                                                                   -               200
   Accounts receivable, trade, less allowance of $821 and $1,977, respectively                        14,697            37,068
   Accounts receivable, Saint-Gobain                                                                       -            10,091
   Inventories                                                                                         9,403            17,134
   Deferred income taxes                                                                               2,705             2,114
   Prepaid expenses and other current assets                                                             233               691
                                                                                             ---------------  ----------------
Total current assets                                                                                  27,038            69,947
Property, plant and equipment, net                                                                    35,601            71,351
Deferred income taxes                                                                                 19,334            17,288
Financing costs, net of accumulated amortization of $2,392                                             2,529             3,009
Marketable securities and investments                                                                      -               591
Other assets                                                                                              76               346
                                                                                             ---------------  ----------------
                                                                                                $     84,578        $  162,532
                                                                                             ===============  ================
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current portion of long-term debt                                                            $      6,250      $      8,880
   Accounts payable                                                                                    3,642            11,497
   Accrued expenses                                                                                    7,699            18,200
                                                                                             ---------------  ----------------
Total current liabilities                                                                             17,591            38,577

Long-term debt                                                                                       100,900           126,023
Accrued postretirement benefit cost                                                                    3,356             3,491
Other long-term obligations                                                                              162             1,037
Deferred income taxes                                                                                      -             1,573

Minority interest                                                                                          -               887

STOCKHOLDERS' DEFICIT
Common stock--$0.01 par value; 40,000 shares authorized;
  20,000 shares issued and outstanding                                                                     -                 -
Redeemable cumulative Series A preferred stock--$0.01 par value;
  non-voting; 30,000 shares authorized; 20,500 shares issued and outstanding                               -                 -
Redeemable convertible cumulative Series B preferred stock--$0.01 par value;
  voting; 10,000 shares authorized; 1,667 shares issued and outstanding                                    -                 -
Additional paid-in capital                                                                            42,520            63,020
Accumulated deficit                                                                                 (79,387)          (72,290)
Accumulated other comprehensive income (loss) - cumulative foreign
  currency translation adjustment                                                                      (564)               214
                                                                                             ---------------  ----------------
                                                                                                    (37,431)           (9,056)
                                                                                             ---------------  ----------------
                                                                                               $      84,578      $    162,532
                                                                                             ===============  ================

See accompanying notes to consolidated financial statements.

                               UNIFRAX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                        DECEMBER 31
                                                                1998        1999        2000
                                                             ---------------------------------
                                                                     (In Thousands)

Net sales                                                    $ 85,499    $ 85,089    $111,982

Cost of goods sold                                             43,760      42,765      56,530
                                                             ---------------------------------
Gross profit                                                   41,739      42,324      55,452

Selling, general and administrative expenses                   23,388      22,972      32,240
                                                             ---------------------------------
Operating income                                               18,351      19,352      23,212

Royalty income, net of related expenses                           104         350         245
Other expense                                                    (117)       (601)       (375)
                                                             ---------------------------------
Income before interest, income taxes and minority interest     18,338      19,101      23,082

Interest expense                                              (11,988)    (11,335)    (11,692)
                                                             ---------------------------------
Income before income taxes and minority interest                6,350       7,766      11,390

Provision for income taxes                                      2,305       2,792       4,241
                                                             ---------------------------------
Income before minority interest                                 4,045       4,974       7,149

Minority interest                                                --          --            52
                                                             ---------------------------------
Net income                                                   $  4,045    $  4,974    $  7,097
                                                             =================================


See accompanying notes to consolidated financial statements.

                               UNIFRAX CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT




                                                                                                 Accumulated
                                                                    Additional                      Other          Total
                                           Common      Preferred      Paid-In   Accumulated     Comprehensive   Stockholders'
                                           Stock         Stock       Capital     Deficit         Income (Loss)     Deficit
                                        -------------------------------------------------------------------------------------
                                                                                (In Thousands)
Balance at January 1, 1998                $   --     $     --        $ 42,520     $(88,406)       $   (293)       $(46,179)

Net income                                    --           --            --          4,045            --             4,045
Foreign currency translation adjustment       --           --            --           --                10              10
                                                                                                                  --------
Comprehensive income                                                                                                 4,055
                                          --------------------------------------------------------------------------------

Balance at December 31, 1998                  --           --          42,520      (84,361)           (283)        (42,124)

Net income                                    --           --            --          4,974            --             4,974
Foreign currency translation adjustment       --           --            --           --              (281)           (281)
                                                                                                                  --------
Comprehensive income                                                                                                 4,693
                                          --------------------------------------------------------------------------------

Balance at December 31, 1999                  --           --          42,520      (79,387)           (564)        (37,431)

Net income                                    --           --            --          7,097            --             7,097
Foreign currency translation adjustment       --           --            --           --               778             778
                                                                                                                  --------
Comprehensive income                                                                                                 7,875

Issuance of preferred stock                   --           --          20,500         --              --            20,500
                                          --------------------------------------------------------------------------------

Balance at December 31, 2000              $   --     $     --        $ 63,020     $(72,290)       $    214        $ (9,056)
                                          ================================================================================

See accompanying notes to consolidated financial statements.

                               UNIFRAX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            DECEMBER 31
                                                                                1998            1999               2000
                                                                        ------------------------------------------------
                                                                                          (In Thousands)
OPERATING ACTIVITIES
Net income                                                              $      4,045     $      4,974      $       7,097
Adjustments to reconcile net income to cash
     provided by operating activities:
       Depreciation and amortization                                           5,649            5,420              6,725
       Provision for deferred income taxes                                     2,273            2,857              3,182
       Minority interest                                                           -                -                 52
       Other adjustments                                                           3               29                194
       Changes in operating assets and liabilities
          net of businesses acquired:
          Accounts receivable                                                   (233)          (1,678)              (572)
          Inventories                                                         (2,458)             940                700
          Prepaid expenses and other current assets                              191              (13)                38
          Accounts payable and accrued expenses                                 (493)             270              6,104
          Accrued postretirement benefit cost                                    263             (116)                73
          Other long-term liabilities                                              3                1               (225)
                                                                       -------------------------------------------------
Cash provided by operating activities                                          9,243           12,684             23,368

INVESTING ACTIVITIES
Payments for businesses acquired, net of cash acquired                             -                -            (51,383)
Capital expenditures                                                          (3,821)          (3,211)            (6,144)
Other                                                                             62               34                (88)
                                                                       -------------------------------------------------
Cash used in investing activities                                             (3,759)          (3,177)           (57,615)

FINANCING ACTIVITIES
Borrowings under revolving loans                                              21,600           42,000             39,555
Proceeds from long-term debt                                                       -                -             23,554
Proceeds from issuance of preferred stock                                          -                -             20,500
Repayments of revolving loan                                                 (22,400)         (38,800)           (38,833)
Repayments of long-term borrowings                                            (5,000)          (5,750)            (6,431)
Repayment of amounts due affiliates                                                -           (7,000)                 -
Deferred financing fees                                                            -                -             (1,500)
                                                                       --------------------------------------------------
Cash provided by (used in) financing activities                               (5,800)          (9,550)            36,845
Net effect of exchange rate changes on cash                                        -                -                 51
                                                                       -------------------------------------------------
Net increase (decrease) in cash                                                 (316)             (43)             2,649
Cash at beginning of year                                                        359               43                  -
                                                                       -------------------------------------------------
Cash at end of year                                                    $          43     $          -      $       2,649
                                                                       =================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 CASH PAID DURING THE YEAR FOR:
     Interest                                                          $      12,031     $    11, 813      $      11,263
     Income taxes                                                                 11               80                365

See accompanying notes to consolidated financial statements.

                               UNIFRAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


1.   SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

         Prior to October 30, 1996, the date on which Unifrax Corporation ("Unifrax" or "Company") completed a comprehensive recapitalization (the "Recapitalization"), Unifrax and its predecessor, the North American Fibers Division of The Carborundum Company ("Carborundum") was an indirect wholly-owned subsidiary of The British Petroleum Company p.l.c. ("BP"). As a result of the Recapitalization, Unifrax Holding Co. ("Holding") and BP own approximately 90% and 10%, respectively, of the Company. Pursuant to the Recapitalization, BP America Inc. ("BP America") a subsidiary of BP, agreed to indemnify the Company, subject to certain limitations, against all liabilities, if any, that might result from any claims for wrongful death or personal injury caused by exposure to refractory ceramic fiber products manufactured by Unifrax prior to the consummation of the Recapitalization, and against certain environmental liabilities arising prior to consummation of the Recapitalization.

         On October 4, 2000, Unifrax Corporation and its subsidiaries acquired the insulating ceramic fiber business owned by Compagnie de Saint-Gobain ("Saint-Gobain"), a societe anonyme based in Paris, France (the "Acquisition"). The Ceramic Fiber Business was managed by Societe Europeenne de Produits Refractaires ("SEPR"), a wholly-owned subsidiary of Saint-Gobain. As part of the Stock and Asset Purchase Agreement and the Warranty Agreement executed between Saint-Gobain and Unifrax Corporation, Saint-Gobain assumed responsibility for certain pre-Closing liabilities and agreed to compensate or indemnify Unifrax for other pre-Closing liabilities, subject to certain time limitations and maximums.

CERTAIN RISKS AND UNCERTAINTIES

         The Company manufactures heat resistant ceramic fiber products for sale generally to automotive, commercial, and industrial customers throughout the world. The Company maintains adequate allowances for potential credit losses, performs ongoing credit evaluations, and generally does not require collateral.

         Approximately 40% of the Company's employees are represented by ten separate unions (works councils outside of the United States ("U.S.")). Two collective bargaining agreements outside of the U.S., representing approximately 15% of the Company's employees, expire during 2001. A collective bargaining agreement within the U.S., representing approximately 6% of the Company's employees, expires in 2004. The remaining agreements with the unions are either not formal or have no stated expiration date.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenue, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions, balances and profits are eliminated upon consolidation.

TRANSLATION OF FOREIGN COMPANY FINANCIAL STATEMENTS

         The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars assuming the functional currency of the foreign subsidiaries is the applicable local currency. Accordingly, income and expense items are translated using weighted average exchange rates during the period and assets and liabilities are translated using period-end exchange rates. Equity is translated using historical exchange rates. Gains or losses on translations are accumulated in other comprehensive income (loss) in the stockholder's deficit section of the balance sheet.

TRANSACTIONS IN FOREIGN CURRENCIES

         Revenue and expense transactions in foreign currencies are recorded at the local currency equivalent at the date of the transaction. Receivables, payables and bank balances denominated in currencies other than the respective functional currencies are translated at the closing rate and the related exchange gains and losses are recorded in the statement of income.

REVENUE RECOGNITION

         Revenue from sales of products is recognized, net of sales discounts, when the risk of loss has been transferred to the buyer, which is generally upon shipment. Provisions are recorded for probable future returns and uncollectible accounts as revenue is recognized.

SHIPPING AND HANDLING COSTS

         Freight costs incurred in connection with shipping products to customers, a portion of which may be billed to the customers, are included in selling, general and administrative expenses in the accompanying statements of income. Such costs totaled $849,000, $828,000, and $2,387,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

INVENTORIES

         Inventories are valued at the lower of cost or net realizable value. The cost of approximately 100% and 50% of 1999 and 2000 inventories, respectively, comprising substantially all inventories in the U.S., is determined by the last-in, first-out method (LIFO). Cost for the non-U.S. entities is principally determined using the weighted-average method or, in some cases, the first-in-first-out (FIFO) method.

MARKETABLE SECURITIES AND INVESTMENTS

         The Company's Indian subsidiary invests in marketable securities, consisting principally of open-ended investment funds and unit trusts. The Company has classified all marketable securities that do not quality as cash equivalents as available-for-sale. Accordingly, marketable securities are carried at market value, with unrealized gains and losses being recorded directly to accumulated other comprehensive income (loss).

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is stated at cost. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets which range from 3 years to 20 years for machinery and equipment, and 15 years to 45 years for land improvements and buildings. Expenditures for renewals and improvements that extend the useful life of an asset are capitalized. Expenditures for routine repairs and maintenance are generally charged to operations when incurred.

FINANCING COSTS

         Financing costs are being amortized on a straight line basis over periods ranging from 3 to 7 years.

IMPAIRMENT OF LONG LIVED ASSETS

         The Company evaluates the carrying value of long-lived assets whenever events or circumstances indicate that such carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such an asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using anticipated cash flows discounted at a rate commensurate with the risk involved.

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

INCOME TAXES

         As of October 30, 1996, the Company entered into a tax sharing agreement with Holding. The results of the Company's U.S. operations are currently included in the consolidated U.S. corporate income tax return of Holding. The Company's provision for income taxes is computed as if the Company filed its annual tax returns on a separate company basis. The current portion of the income tax provision is satisfied by a payment to or from Holding.

         Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rate and laws that apply in the periods in which the deferred tax asset or liability is expected to be realized or settled. The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries, totaling approximately $800,000 at December 31, 2000, as the Company does not currently expect those unremitted earnings to reverse and become taxable in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner.

         A valuation allowance is recorded against deferred tax assets resulting from net operating losses and deductible temporary differences when it is more likely than not that the deferred tax asset will not be realized.

         Investment tax credits are accounted for using the flow-through method.

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

ADVERTISING COSTS

         Advertising costs, which consist principally of advertisements in trade journals, brochures, and attendance at trade shows, are expensed as incurred. Advertising costs totaled $810,000, $771,000 and $791,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

RESEARCH AND DEVELOPMENT COSTS

         Product research and development costs are charged to expense as incurred. Research and development expense for the years ended December 31, 1998, 1999 and 2000 were $2,770,000, $2,586,000 and $2,905,000, respectively.

HEALTH, SAFETY AND ENVIRONMENTAL QUALITY PROGRAMS

         Costs associated with the Company's Health, Safety and Environmental Quality ("HSEQ") programs, which include the Company's Product Stewardship Program, the Ceramic Fibers Advisory Board, ongoing employee health studies and workplace exposure monitoring studies, are expensed as incurred. Amounts charged to operations during the years ended December 31, 1998, 1999 and 2000, relating to HSEQ totaled $1,738,000, $1,374,000, and $1,307,000, respectively, and are included in selling, general and administrative expenses in the accompanying statements of income.

FINANCIAL INSTRUMENTS

         The Company has entered into interest rate swap agreements to effectively convert a portion of fixed-rate debt into variable-rate debt. All payments and receipts under the swap agreements are recorded as adjustments to interest expense.

         The Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Company adopted the new statement effective January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not qualifying hedges must be adjusted to fair value through income. If the derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

         Based on the Company's actual derivative positions as of January 1, 2001, the Company has determined that the cumulative effects of adoption are not material.

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   BUSINESS ACQUISITIONS

         On October 4, 2000, the Company acquired the capital stock of certain companies and certain assets of other companies that comprised the high performance insulating ceramic fibers business (the "Ceramic Fiber Business") of Saint-Gobain. The Ceramic Fiber Business is engaged in the manufacture, cutting, processing and/or sale of insulating fibers operating in a temperature regime of 1000 degrees (Celsius) or higher.

         The Ceramic Fiber Business was managed by SEPR and was contained in the following legal entities which were owned ultimately by Saint-Gobain in the percentages indicated:

                                                                                              Percentage               Type of
                                                                                                   Owned           Acquisition
                                                                                                   -----           -----------
Carborundum France SA and subsidiaries (Carborundum Belgium SA-                                  100.00%                 Stock
  100%; Batistaff SA (France) - 99.76%)
Unifrax Limited (United Kingdom) and subsidiaries (Carborundum Italia,                             99.85                 Stock
     Srl (Italy) - 99.85%; Orient Cerlane Limited (India) - 58.87%)
Carborundum Deutschland GmbH (Germany)                                                            100.00                 Asset
Carborundum Australia Pty. Ltd. (Australia)                                                       100.00                 Asset
Fibrasil Fibras Ceramicas Ltda. (Brazil)                                                          100.00                 Stock
CIT Carborundum de Venezuela, CA                                                                   93.38                 Stock

         The purchase price was $58,500,000, subject to a purchase price adjustment which is still pending. In connection with the Acquisition, Saint-Gobain agreed to compensate the Company for certain liabilities. The amount that Unifrax expects to receive from Saint-Gobain has been included in accounts receivable from Saint-Gobain in the accompanying consolidated balance sheet. The Company financed the Acquisition with $28,500,000 drawn under a new senior Credit Agreement, a subordinated note payable to Saint-Gobain for $9,500,000 and $20,500,000 fair value of Series A Preferred Stock issued to Holding in exchange for Holding issuing a $20,500,000 subordinated note payable to Saint-Gobain.

         The Acquisition has been accounted for under the purchase method of accounting, and the results of operations of the Ceramic Fiber Business have been included in the consolidated statements of operations since the date of acquisition. The initial purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values. This allocation, however, is subject to adjustment based upon the final purchase price adjustment, which is pending.

         The following unaudited pro forma information presents the results of operations of the Company as if the Acquisition had taken place at the beginning of the respective periods. These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Acquisition occurred on the date indicated, or which may result in the future.

                                                           DECEMBER 31
                                                       1999           2000
                                                 --------------------------
                                                          (In Thousands)

     Net sales                                   $  160,646  $     168,257
     Net income                                       5,403          7,504

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   INVENTORIES

Major classes of inventories are as follows:
                                                               DECEMBER 31
                                                           1999             2000
                                                  ------------------------------
                                                              (In Thousands)
Raw material and supplies                         $       4,006    $       5,662
In-process                                                1,480            1,187
Finished product                                          3,459            9,802
                                                  ------------------------------
                                                          8,945           16,651
Adjustment to LIFO cost                                     458              483
                                                  ------------------------------
                                                  $       9,403    $      17,134
                                                  ==============================

The cost of inventories determined on the LIFO method exceeds the current cost of inventories principally as a result of reduced manufacturing costs.

4.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                              DECEMBER 31
                                                         1999             2000
                                                  ------------------------------
                                                           (In Thousands)
Land and land improvements                        $      1,929     $      3,004
Buildings                                               18,761           28,031
Machinery, equipment, furniture and fixtures            51,068           83,208
Construction in progress                                 4,697            2,920
                                                  -----------------------------
                                                        76,455          117,163
Less accumulated depreciation                          (40,854)         (45,812)
                                                  ------------------------------
                                                  $     35,601     $     71,351
                                                  =============================

For the years ended December 31, 1998, 1999 and 2000, depreciation expense amounted to $4,739,000, $4,534,000, and $5,689,000, respectively.

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   LONG TERM DEBT AND SELLER NOTE

Long term debt consists of the following:

                                                     WEIGHTED AVERAGE
                                                       INTEREST RATE                                BALANCE OUTSTANDING
                                                        DECEMBER 31                                      DECEMBER 31
                                                  1999             2000                               1999             2000
                                                --------------------------                   ------------------------------
                                                                                                      (In Thousands)
Credit Agreement:
     Term loans
         United States                           7.93%              n/a                      $       6,250    $           -
         United Kingdom                           n/a              8.51%                                 -            3,531
         France                                   n/a              7.54                                  -           10,540
         Brazil                                   n/a             15.72                                  -            9,502
         India                                    n/a                 -                                  -              157
                                                                                             ------------------------------
              Total                                                                                  6,250           23,730

     Revolving loans
         United States                           8.08              9.36                              4,900            3,342
         United Kingdom                           n/a              8.60                                  -            2,331
                                                                                             ------------------------------
              Total                                                                                  4,900            5,673

10 1/2% Senior Notes due 2003                    10.50            10.50                             96,000           96,000

Subordinated promissory notes                     n/a              7.56                                  -            9,500
                                                                                             ------------------------------


Total debt                                                                                         107,150          134,903
Less current portion                                                                                 6,250            8,880
                                                                                             ------------------------------
Long term debt                                                                               $     100,900    $     126,023
                                                                                             ==============================

         The Company's Credit Agreement dated as of October 5, 2000 provides a total Credit Facility consisting of (a) a U.S. Revolving Loan not to exceed $19,000,000; (b) a U.K. Revolving Loan not to exceed GBP 4,123,711 (approximately $6,200,000); (c) a Term Loan (U.K.) in the amount of GBP 4,123,711 (approximately $6,200,000); (d) a Term Loan (France) in the amount of EUR 11,454,754 (approximately $10,600,000); and (e) a Brazilian Letter of Credit in the amount of $12,500,000, $9,000,000 of which is part of the term loan facility and the balance of which is charged as a reserve against the U.S. Borrowing Base. The revolving loan commitments expire August 1, 2003. Interest rates on the revolving loans and term loans in the U.S. and Europe are based on LIBOR or a bank base rate plus a margin of 2.25% or 2.50% as defined. Interest on the term loan in Brazil is based on a market rate index. Term loan amounts under the Credit Agreement mature August 1, 2003.

         A fee of 0.375% is charged on the amount by which the U.S. or U.K. maximum revolving loan amount exceeds the average actual daily outstanding amount of U.S. and U.K. revolving loans and letter of credit obligations including the Brazilian letter of credit reserve. The Brazilian letter of credit and other letters of credit are subject to fees of 2.88% and 2.38%, respectively, as defined. As of December 31, 2000, the Company also has outstanding an Indian letter of credit of $850,000 (necessary to support a required tender offer), and a $624,000 letter of credit required by the State of New York for Worker's Compensation. The Brazilian letter of credit expires October 1, 2002.

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Interest rates and fees under the Credit Agreement will be adjusted upward or downward beginning January 1, 2002, depending on the previous year's actual fixed charge coverage ratio.

         The Credit Agreement contains various restrictive covenants which include, but are not limited to, a minimum fixed charge coverage ratio, a maximum funded debt to EBITDA ratio, a minimum interest coverage ratio, and restrictions on capital expenditures, distributions, restricted investments, and additional debt, as defined. Borrowings under the Credit Agreement are secured by assets of the Company in the U.S. and the U.K. including, but not limited to, accounts receivable, inventory, plant and equipment. All borrowings under the Credit Agreement are guaranteed by the U.S. parent.

         At December 31, 2000, Unifrax also had outstanding two subordinated promissory notes to SEPR, for $8,000,000 and $1,500,000, respectively. The two notes require annual interest payments at agreed upon rates but no principal payments until maturity. Both notes mature on June 30, 2004, although the $1,500,000 note matures earlier if it can be replaced under certain conditions with borrowing under the Credit Agreement. The notes permit interest payments to be added to principal in the event payment of the interest would violate provisions of the Company's senior indebtedness.

         In addition, Holding, which owns approximately 90% of Unifrax had outstanding to SEPR at December 31, 2000, subordinated promissory notes totaling $20,500,000. The $8,000,000 subordinated note between Unifrax and SEPR can be increased under certain conditions with a corresponding decrease in the $20,500,000 subordinated notes between Holding and SEPR.

Maturities of long-term debt are as follows (in thousands):

                     2001                $     8,880
                     2002                     11,472
                     2003                    104,971
                     2004                      9,526
                     2005                         54

6.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         At December 31, 1999 and 2000, the carrying amount and fair value of the Company's financial instruments were as follows. Bracketed amounts in the carrying amount column represent liabilities for potential cash outflows. Bracketed amounts in the fair value column represent estimated cash outflows required to currently settle the financial instrument at current market rates.


                                                          DECEMBER 31, 1999                      DECEMBER 31, 2000
                                                          -----------------                      -----------------
                                                    CARRYING               FAIR             CARRYING              FAIR
                                                     AMOUNT                VALUE             AMOUNT               VALUE
                                               ------------------------------------------------------------------------
                                                                              (In Thousands)
Assets:
     Cash and cash equivalents                  $         --       $        --              $  2,649         $   2,649
     Marketable securities                                --                --                   791               791
Liabilities:
     Long-term debt (including
         current maturities)                         (107,150)         (105,350)            (134,903)         (125,303)
Interest rate swap agreement                              --               (173)                 --                130

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The following methods and assumptions were used by the Company in estimating the fair values of financial instruments. The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value. The fair value of the Company's marketable securities is based upon current market quotes. The fair value of the Company's senior notes was estimated using quoted prices. The fair value of variable rate loans approximate carrying amounts. The fair value of interest rate swap agreements was determined using discounted cash flows and currently anticipated yields through maturity.

         Effective October 1, 1999, the Company entered into interest rate swap agreements to effectively convert fixed- rate debt with a notional principal amount of $25,000,000 to variable-rate debt. Under the agreements, the Company receives from the banks an amount for interest based upon a fixed rate of 6.2% per annum, and pays the banks an amount for interest based upon the established LIBOR rate, which at December 31, 2000 was 6.82%. All payments and receipts under the swap agreements are recorded as adjustments to interest expense.

7.       RELATED PARTY TRANSACTIONS

         Kirtland Capital Partners II L.P. ("Kirtland"), the principal shareholder of Holding, and the Company have entered into an Advisory Services Agreement pursuant to which Kirtland provides management consulting and financial advisory services to the Company for a stipulated fee. The Company paid $300,000 in each of 1998 and 1999 and $500,000 in 2000 to Kirtland in connection with the Advisory Services Agreement. In addition, if the Company completes an acquisition, Kirtland is entitled to receive a fee of approximately 1% of the purchase price, including assumed debt. In connection with the Acquisition, the Company paid Kirtland a fee of $585,000.

8.       ACCRUED EXPENSES

Accrued expenses consist of the following:


                                                                 DECEMBER 31
                                                             1999             2000
                                                    ------------------------------
                                                               (In Thousands)
Accrued compensation and employee benefits          $       3,806        $   9,986
Interest                                                    1,913            2,501
Other                                                       1,980            5,713
                                                    ------------------------------
                                                    $       7,699       $   18,200
                                                    ==============================

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.       PENSION AND OTHER RETIREMENT BENEFITS

The Company sponsors a qualified defined benefit pension plan (the "Plan") covering its U.S. hourly union employees and certain foreign employees. Benefits under this plan are based on length of service.

The following tables summarize certain information with respect to the Plan:


                                                                  DECEMBER 31
                                                              1999          2000
                                                           -----------------------
                                                                (In Thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                    $ 1,023      $   962
Service cost                                                    41           34
Interest cost                                                   66           73
Benefits paid                                                  (19)         (44)
Actuarial (loss) gain                                         (149)          34
Benefit obligations of businesses acquired                     --           888
                                                           ---------------------
Benefit obligation at end of year                              962        1,947

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                 839          926
Actual return on plan assets                                   106          (53)
Employer contribution                                         --             41
Benefits paid                                                  (19)         (44)
                                                           ---------------------
Fair value of plan assets at end of year                       926          870
                                                           ---------------------

Funded status                                                  (36)      (1,077)
Unrecognized prior service cost                                101           93
Unrecognized actuarial gains                                  (212)         (46)
Additional minimum liability                                  --            (48)
                                                           ---------------------
Accrued pension obligation                                 $  (147)     $(1,078)
                                                           =====================



                                                        YEAR ENDED DECEMBER 31
                                                       1998     1999      2000
                                                     ---------------------------
                                                             (In Thousands)

COMPONENTS OF NET PERIODIC PENSION COST
Service cost                                            $ 43     $ 40     $ 62
Interest cost                                             54       66       93
Expected return on plan assets                           (60)     (66)     (74)
Amortization of unrecognized prior service cost
     and actuarial gains and losses                      --         7        2
                                                        -----------------------
Net periodic pension cost                               $ 37     $ 47     $ 83
                                                        =======================

Discount rate                                            6.5%     7.5%     7.5%
Expected return on plan assets                           8.0%     8.0%     8.0%


         Unrecognized gains and losses are amortized on a straight-line basis over a period approximating the average

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

remaining service period for active participants.

         The Company also sponsors a qualified defined contribution, money-purchase pension plan for its U.S. salaried employees. Under the money-purchase plan, the Company contributes an amount equal to 2.5% of an employee's applicable annual compensation to investment accounts as directed by the employee. The annual expense for the money purchase plan was $426,000, $435,000 and $458,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

         The Company also sponsors a defined contribution 401(k) plan which is available to substantially all U.S., non-union employees of the Company. Company contributions, representing a 50% matching of employee contributions up to a maximum of 6% of the employee's base pay, amounted to $427,000, $480,000 and $488,000 during the years ended December 31, 1998, 1999 and 2000, respectively.

         During 2000, Unifrax began a non-qualified defined contribution retirement plan covering the officers of the Company. The provisions of the Plan provide Company contributions in an amount equal to 2.5% of compensation in excess of applicable Internal Revenue Service limits, as well as Company contributions representing a 50% matching of officer contributions in excess of Internal Revenue Service limits, up to a maximum of 6% of the officer's base pay.

         Prior to the Acquisition, the Company's employees in the U.K. participated in a defined benefit pension plan sponsored by affiliates of Saint-Gobain. In connection with the Acquisition, Saint-Gobain has retained pension liabilities associated with all retirees and has agreed to transfer assets equal to the projected benefit obligations of all active employees transferred with the U.K. Ceramic Fiber Business to a similar defined benefit pension plan to be established and sponsored by the Company's U.K. subsidiary. The Company expects to establish this plan and to receive the assets from the Saint-Gobain plan during 2001.

         In addition to pension benefits, the Company also provides certain health care benefits to retired U.S. employees who meet eligibility requirements. The Company's policy is to fund other postretirement benefits as insurance premiums or claims become due.

         The following table summarizes certain information with respect to the Company's other postretirement benefits.


                                                                                          YEAR ENDED DECEMBER 31
                                                                                   1998              1999         2000
                                                                           -----------------------------------------------
                                                                                            (In Thousands)
COMPONENTS OF NET PERIODIC POSTRETIREMENT BENEFIT COST
Service cost--benefits earned                                              $        214         $      95       $     95
Interest costs                                                                      159               110            139
Amortization of unrecognized net gain                                               (72)              (90)           (97)
Amortization of unrecognized prior service cost                                       -                24             40
Curtailment gain                                                                      -              (265)            -
                                                                           -----------------------------------------------
Net periodic postretirement benefit expense (income)                       $        301         $    (126)      $    177
                                                                           ===============================================

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                              DECEMBER 31
                                                            1999          2000
                                                         -----------------------
                                                              (In Thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                  $ 2,820       $ 1,644
Service cost                                                  95            95
Interest cost                                                110           139
Plan participant's contributions                               7            10
Curtailment                                                   36           169
Actuarial loss (gain)                                     (1,391)           64
Benefits paid                                                (33)          (52)
                                                         ----------------------
Benefit obligation at end of year                          1,644         2,069

Unrecognized prior service cost                             (276)         (406)
Unrecognized actuarial gains                               1,988         1,828
                                                         ----------------------
Accrued postretirement benefit cost                      $ 3,356       $ 3,491
                                                         ======================

WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate                                                7.5%          7.5%

         The assumed annual rate of future increase in the per capita cost of health care benefits (health care cost trend rate) for 2000 and beyond is 6% for all beneficiaries. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effect:


                                                                    ONE PERCENTAGE                 ONE PERCENTAGE
                                                                    POINT INCREASE                 POINT DECREASE
                                                                -------------------------------------------------
                                                                                   (In Thousands)

Effect on total of service and interest cost components           $       14                      $      (18)
Effect on postretirement benefit obligation                               90                            (167)


         Unrecognized gains and losses are amortized on a straight-line basis over a period approximating the average remaining service period for active participants.

10.      INCOME TAXES

         The components of income (loss) before income taxes are as follows:


                                       YEAR ENDED DECEMBER 31
                                 1998               1999          2000
                         ---------------------------------------------
                                            (In Thousands)

         Domestic        $      6,506      $      8,137     $    10,576
         Foreign                 (156)             (371)            814
                         ----------------------------------------------
                         $      6,350      $      7,766     $    11,390
                         ==============================================

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The provision for income taxes consists of the following:


                                           YEAR ENDED DECEMBER 31
                                   1998               1999          2000
                                   --------------------------------------
                                               (In Thousands)

Current:
     Federal                       $ --            $   53          $  376
     State                             32              38             149
     Foreign                         --              --               534
                                   --------------------------------------
                                       32              91           1,059
Deferred                            2,273           2,701           3,182
                                   --------------------------------------
                                   $2,305          $2,792          $4,241
                                   ======================================

The provision for income taxes differs from the amount computed by applying the statutory income tax rate as follows:


                                                                 YEAR ENDED DECEMBER 31
                                                        1998              1999            2000
                                                ----------------------------------------------
                                                                  (In Thousands)
Income before income taxes at 34%               $       2,159       $     2,641      $   3,872
Impact of foreign taxes                                     -               -              226
Permanent income tax disallowances                         62               63             177
State taxes, net of federal benefit                        21               24              98
Impact of income tax rate changes on
  deferred income taxes                                     -             2,054             -
Reduction of valuation allowance                            -            (2,078)          (483)
Other                                                      63                88            351
                                                -----------------------------------------------
                                                $       2,305       $     2,792      $   4,241
                                                ===============================================


         Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1999 and 2000, the major components of deferred tax assets and liabilities were as follows:


                                                              DECEMBER 31
                                                          1999           2000
                                                      ------------------------
                                                            (In Thousands)
Deferred tax liabilities:
     Property, plant and equipment                    $   (866)     $ (2,144)

Deferred tax assets:
     Tax goodwill and other intangible assets           23,034        21,088
     AMT credit carry forward                             --             380
     Net operating loss carryforward                     7,186         5,269
     Accrued liabilities                                 1,511         1,882
     Accrued postretirement benefit cost                 1,275         1,315
     Inventory                                           1,112           775
     Other                                                 209           203
                                                      ----------------------
                                                        34,327        30,012
Valuation allowance                                     11,422        10,934
                                                      ----------------------
Deferred tax assets, net of valuation allowance         22,905        19,973
                                                      ----------------------
Net deferred tax asset                                $ 22,039      $ 17,829
                                                      ======================

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The Recapitalization agreement provided for an election to have the Recapitalization (see Note 1) treated as an asset purchase for income tax purposes, with a resulting increase in the tax basis of assets. The historical cost basis of assets and liabilities was retained for financial reporting purposes.

         At December 31, 2000, the Company has Federal and state net operating loss carryforwards totaling approximately $13 million which will be available to offset future taxable income. These net operating loss carryforwards expire in 2011 through 2019.

11.      STOCK OPTIONS

         Effective October 30, 1996 the Company established the Unifrax Corporation 1996 Stock Option Plan to make awards of stock options to officers and key employees for up to 1,505 shares of common stock. During 2000, the Stock Option Plan was amended to provide for a total of up to 2,407 shares of common stock. The options are granted at the approximate fair value of the underlying shares at the date of grant and generally vest in equal amounts over a four year period from the grant date. The options expire ten years after grant. A summary of stock option activity and exercise prices is as follows:


                                                  1998                         1999                    2000
                                      --------------------------------------------------------------------------------------
                                                        WEIGHTED                    WEIGHTED                     WEIGHTED
                                                         AVERAGE                     AVERAGE                      AVERAGE
                                                        EXERCISE                    EXERCISE                     EXERCISE
                                          OPTIONS         PRICE        OPTIONS        PRICE         OPTIONS        PRICE
                                      --------------------------------------------------------------------------------------
Outstanding, January 1                      1,075    $     1,500        1,236     $     1,500        1,236    $     1,500

Granted                                       161          1,500            -              -           295          4,337
                                      -----------------------------------------------------------------------------------

Outstanding, December 31                    1,236    $     1,500        1,236     $     1,500        1,531    $     2,047
                                      ===================================================================================

Exercisable, end of year                      577    $     1,500          886     $     1,500        1,196    $     1,500
                                      ===================================================================================

Weighted average fair value of
     options granted during the year                 $    453.45                  $    453.45                 $    786.12
                                                     ===========                  ===========                 ===========


The weighted-average remaining contractual life of the options at December 31, 2000 is 6.75 years.

         The Company has elected to account for its employee stock options in accordance with APB 25 and related interpretations, as permitted by SFAS 123. As a result, no compensation expense for employee stock options has been recognized in the financial statements. Companies electing to account for employee stock options in accordance with APB 25 must make pro forma disclosures of net income as if the fair value based method of accounting in SFAS 123 had been applied. The fair value of each option on the date of grant was estimated at the date of grant using the minimum value method and the following weighted-average assumptions: risk free interest rate of 5% for options granted in 2000 and 6% for all others, dividend yield of 0%, and a weighted-average expected life of the option of 4 years for options granted in 2000 and 6 years for all others. If the fair value based method accounting provision of SFAS 123 had been adopted, net income would have been $3,965,000, $4,888,000 and $7,015,000 for the years ended December 31, 1998, 1999, and 2000, respectively. The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.      LEASE COMMITMENTS AND RENTALS

         The Company rents three manufacturing facilities and certain equipment under various operating leases. The lease agreement for one of the facilities expires 2014 and contains options which allow the Company to extend the lease term for up to two additional five year periods. The lease agreement for a second facility expires 2004 and contains options which allow the Company to extend the lease term for up to two additional five year periods, or to purchase the facility for a purchase price equal to fair value. Total rental expense was $1,788,000, $1,717,000 and $2,181,000 for the years ended December 31, 1998,
1999 and 2000, respectively.

         Future minimum lease payments under all non-cancelable operating leases having a remaining term in excess of one year as of December 31, 2000 are as follows (in thousands):

                           2001                      $     1,153
                           2002                            1,017
                           2003                              894
                           2004                              687
                           2005                              589
                           Thereafter                      5,089
                                                     -----------
                                                     $     9,429
                                                     ===========

13.      CONTINGENCIES

CERAMIC FIBERS

         Regulatory agencies and others, including the Company, are currently conducting scientific research and employee monitoring to determine the potential health impact resulting from the inhalation of airborne ceramic fibers. To date, studies of workers with occupational exposure to airborne ceramic fiber have found no clinically significant relationship between prior or current exposure to ceramic fiber and disease in humans; however, independent animal studies have indicated that ceramic fiber inhaled by test animals at elevated doses can produce respiratory disease, including cancer. The results of this research have been inconclusive as to whether or not ceramic fiber exposure presents an unreasonable risk to humans.

         From time to time Unifrax and other manufacturers of ceramic fibers have been named as defendants in lawsuits alleging death or personal injury or worker's compensation claims as a result of exposure in the manufacture and handling of ceramic fiber and other products. The amount of any liability that might ultimately exist with respect to these claims or any other unasserted claims is presently not determinable. The Company believes the lawsuits brought against it have been without merit and the litigation currently pending, or to its knowledge threatened, will not have a material adverse effect on the financial condition or results of operations of the Company. The Company's belief is based on the fact that, although animal studies have indicated that ceramic fiber inhaled by test animals at elevated doses can cause disease, there is no evidence that exposure to refractory ceramic fiber has resulted in disease in humans.

         Consistent with customary practice among manufacturers of ceramic fiber products, the Company has entered into agreements with distributors of its product in the United States whereby it agreed to indemnify the U.S. distributors against losses resulting from ceramic fiber claims and the costs to defend against such claims. To the best of the Company's knowledge, there have been no historical, nor are there any current, ceramic fiber exposure claims made against these indemnification agreements. Consequently, the amount of any liability that might ultimately exist with respect to these indemnities is presently not determinable.

         Pursuant to the Recapitalization Agreement, BP America Inc. and certain of its affiliates (collectively "BP America"), have agreed to indemnify the Company against liabilities for personal injury and wrongful death attributable

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to exposure which occurred prior to October 30, 1996 (the "BP Closing") to refractory ceramic fibers manufactured by the Company. BP America has agreed to indemnify the Company against all liabilities arising from exposure claims pending at the time of the BP Closing. For all other claims arising from alleged exposure occurring solely prior to the BP Closing, BP America has agreed to indemnify the Company against 80% of all losses, until the total loss which the Company incurs reaches $3.0 million, after which time BP America has agreed to indemnify the Company against 100% of such losses. BP America has agreed to indemnify the Company against all punitive damages attributable to the conduct of the Company prior to the BP Closing. Where losses arise from alleged exposure both before and after closing, the losses will be allocated between BP America and the Company, pro rata, based on the length of exposure or pursuant to arbitration if initiated by the Company. To date the Company has incurred no claims losses applicable to the $3.0 million total mentioned above.

         The Company cannot avail itself of this indemnity for losses attributable to the Company's failure to maintain a Product Stewardship Program consistent with the program maintained by the Company prior to the BP Closing, as modified in a commercially reasonable manner in accordance with changing regulatory, scientific and technical factors. BP shall not indemnify the Company with respect to any liabilities for wrongful death or personal injury to the extent caused by the failure of the Company to maintain a Product Stewardship Program consistent with that maintained by the Company prior to the the BP Closing. In the Company's opinion, the Product Stewardship Program has been maintained in a manner consistent with these requirements. Unifrax intends to defend ceramic fiber claims vigorously.

         Pursuant to a Warranty Agreement executed in conjunction with the Acquisition, SEPR agreed to indemnify the Company, subject to certain maximums as established in the Warranty Agreement, against losses resulting from alleged or actual exposure to ceramic fibers which occurred prior to October 4, 2000 (the "SEPR Closing"). Where losses arise from alleged exposure both before and after the SEPR Closing, the losses will be determined pro rata, temporis.

ENVIRONMENTAL MATTERS

         The Company is subject to loss contingencies pursuant to various federal, state and local environmental laws and regulations and is currently involved in several actions regarding the clean-up of disposal sites alleged to contain hazardous and/or toxic wastes generated over a number of years. These include possible obligations to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical or petroleum substances by the Company or by other parties. In addition, The Carborundum Company has entered into a Consent Decree with the New York State Department of Environmental Conservation to remediate contamination at the facility located in Sanborn, New York. While the Company's ultimate clean-up liability at the various sites is not presently determinable, the Company does not expect to incur any material liability with respect to any of these sites, individually or in the aggregate, as a result of its activities at these sites. Furthermore, BP America has agreed to indemnify the Company for certain environmental liabilities, which might ultimately exist, under the Recapitalization Agreement. In addition, BP America has assumed liability for other potential off-site clean-up obligations associated with Carborundum. The locations at which the Company has maintained potential off-site liability in the U.S. and the Carborundum Sanborn, New York facility are described below.

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

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

         Under the terms of the Recapitalization Agreement, BP America assumed liability, and the rights to recovery from third parties, for environmental remediation and other similar required actions with respect to certain environmental obligations of Unifrax including the above, which existed as of the BP Closing.

         Pursuant to the Warranty Agreement executed in conjunction with the sale of its ceramic fiber business to Unifrax, SEPR also agreed to indemnify the Company against certain environmental liabilities related to activities conducted at the various acquired sites prior to the SEPR Closing, subject to certain maximums as established in the Warranty Agreement.

         The Company may, in the future, be involved in further environmental assessments or clean-ups. While the ultimate requirement for any such remediation, and its cost, is presently not known, and while the amount of any future costs could be material to the results of operations in the period in which they are recognized, the Company does not expect these costs, based upon currently known information and existing requirements, will have a material adverse effect on its financial position.

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

         The Carborundum Company has been named in numerous legal claims alleging pre-BP Closing asbestos exposure. None of the current or past Unifrax-related products are asbestos-containing materials, as defined by OSHA (29CFR1900.1001(b)). For these claims related to pre-BP Closing Carborundum Company matters, BP America has

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


responsibility under the Recapitalization Agreement and is managing the claims directly.

         Also, SEPR has indemnified Unifrax for any future asbestos claims which may arise related to alleged pre-SEPR Closing asbestos exposures associated with products or sites sold by SEPR to Unifrax.

14.      STOCKHOLDERS' EQUITY

SERIES A PREFERRED STOCK

         In conjunction with the Acquisition, Unifrax amended its Certificate of Incorporation authorizing the issuance of up to 30,000 shares of cumulative, nonvoting, non-convertible Series A preferred stock, with a par value of $0.01 per share. The Company issued 20,500 shares of Series A preferred stock to Holding, and Holding pledged those shares as security for its $20,500,000 subordinated note payable to SEPR. Dividends are payable quarterly on March 31, June 30, September 30 and December 31 of each year at an annual rate of 7% from the date of issuance through December 31, 2001, 8.5% from January 1, 2002 through December 31, 2002, and 10% thereafter.

         In the event on January 20th of any year the dividends owed by the Company to the holders of the Series A preferred stock are in arrears, then until the dividends in arrears have been paid, the holders of a majority of the shares of the Series A preferred stock are entitled as a class to elect one Director of the Company, and the Board of Directors of the Company shall be expanded by one director during such period. On January 31, 2001, the Company paid dividends on the Series A preferred stock of $467,849.

         The Company may redeem the outstanding shares of Series A preferred stock at any time at a price per share equal to the liquidation preference amount of $1,000 per share plus accrued but unpaid dividends. The amount of the liquidation preference may be reduced subject to certain guarantees associated with the $20,500,000 of subordinated promissory notes issued by Holding to SEPR, or subject to certain increases in the $8,000,000 subordinated promissory note issued by Unifrax to SEPR.

SERIES B PREFERRED STOCK

         The Series B preferred stock has a par value of $0.01 per share and is redeemable, in full, at the option of the Company, at $1,500 per share, which equals the stated value of the preferred stock. The preferred Series B stock accrues cumulative dividends at the rate of 6% per annum, payable annually, and is convertible, at the option of the stockholder, into an equal number of shares of common stock. The number of shares into which the Series B preferred stock is convertible is subject to adjustment for subsequent stock dividends payable on the common stock, stock splits or reverse stock splits, and other modifications to the common stock.

         Dividends in arrears totaled $486,250 at December 31, 2000 or $292 per share ($336,250 or $202 per share at December 31, 1999).

15.      SUBSEQUENT EVENTS

         In January 2001 Unifrax Ltd, a U.K. Subsidiary of the Company, completed a tender offering for 85,150 shares of the Company's Indian subsidiary, Orient Cerlane Ltd ("OCL") at a cost of approximately $228,000. Prior to the tender offering, the Company had acquired 1,165,350 shares or 58.9% of OCL indirectly through the Acquisition. Indian law required Unifrax Ltd to undertake a tender offering for the shares held by minority shareholders. Subsequent to the tender offering, Unifrax Ltd owns 63.2% of OCL.

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


16.      SEGMENT AND GEOGRAPHIC INFORMATION

         The Company regards its principal business as being in a single operating segment, ceramic fibers.

         Selected information related to Unifrax Corporation's operations by geographical area is as follows:


                                          United                          South
                                          States         Europe         America          Other
                                  ----------------------------------------------------------------
Net sales                                $87,808        $19,176         $ 4,169         $  829

Other long-lived assets                   37,600         20,225          11,223          2,303


17.      EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Company adopted the new statement effective January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has computed the hypothetical effects of Statement 133 on the earnings and financial position of the Company as of January 1, 2001 and found them to be immaterial.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                               UNIFRAX CORPORATION
                             (DOLLARS IN THOUSANDS)




                                                      BALANCE
                                                         AT                         CHARGED TO                      BALANCE AT
                                                      BEGINNING     CHARGED TO         OTHER                          END OF
                                                      OF PERIOD       EXPENSE        ACCOUNTS       DEDUCTIONS       PERIOD
                                                      ---------     ----------      ----------      ----------      ----------
YEAR ENDED DECEMBER 31, 2000
Deducted from asset accounts:
     Allowance for doubtful accounts                 $      380      $     134      $     561 (c)    $    13 (a)    $   1,062
     Allowance for return                                   441          1,916            266 (c)      1,708 (b)          915
     Allowance for obsolescence and shrinkage                 -            234          1,299 (c)        178            1,355
                                                     ----------      ---------      ---------        -------        ---------

                                                     $      821      $   2,284      $   2,126        $ 1,899        $   3,332
                                                     ==========      =========      =========        =======        =========

YEAR ENDED DECEMBER 31, 1999
Deducted from asset accounts:
     Allowance for doubtful accounts                 $      382      $     (1)      $      -         $     1 (a)    $     380
     Allowance for return                                   326           938              -             823 (b)          441
                                                     ----------      --------       --------         -------        ---------

TOTAL                                                $      708      $    937       $                $   824        $     821
                                                     ==========      ========       ========         =======        =========

YEAR ENDED DECEMBER 31, 1998
Deducted from asset accounts:
     Allowance for doubtful accounts                 $      794      $   (404)      $      -         $     8 (a)    $     382
     Allowance for return                                   460           935              -           1,069 (b)          326
                                                     ----------      --------       --------         -------        ---------

TOTAL                                                $    1,254      $    531       $      -         $ 1,077        $     708
                                                     ==========      ========       ========         =======        =========




(a)      Uncollectible accounts written off, net of recoveries.

(b)      Returns from customers during the year.

(c)      Valuation allowances of businesses acquired.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The directors and executive officers of the Company are as follows:


NAME                                AGE       POSITION
- ----                                ---       --------
William P. Kelly                     51       Director, President and Chief Executive Officer
Mark D. Roos                         45       Vice President and Chief Financial Officer
David E. Brooks                      51       Vice President, Americas
Kevin J. O'Gorman                    50       Vice President, Europe, Africa and India
Paul J. Viola                        45       Vice President, Acquisitions and Strategic Development
Paul M. Boymel                       48       Vice President, Technology
Joseph J. Kuchera                    43       Vice President, Human Resources
John E. Pilecki                      48       Vice President, Engineering and Purchasing
James E. Cason                       46       Vice President, Risk Management
Thomas N. Littman                    37       Director
William D. Manning, Jr.              66       Director
John G. Nestor                       56       Chairman of the Board
John F. Turben                       65       Director
Edmund S. Wright                     58       Director

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

         Mr. Brooks has been Vice President, Americas for the Company since October 2000. Previously he was Vice President of Sales and Marketing since May 1998. Before joining Unifrax, he was President of Monofrax, Inc., a unit of Cookson Group/Vesuvius Refractories, since January 1997. Mr. Brooks originally joined Carborundum in 1980 and served in several positions, including Marketing Manager of Carborundum's domestic ceramic fiber business from 1988 to 1993 and General Manager of the Monofrax Refractories Division from 1993 to 1996.

         Mr. O'Gorman has been Vice President, Europe, Africa and India since October 2000. Previously he was Vice President of Operations since February 1996. He joined Carborundum in 1990 and served as General Manager, Manufacturing and Engineering of its worldwide ceramic fiber business from 1993 to 1995 and Manager, Manufacturing for its domestic ceramic fiber business from 1990 to 1993.

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

         Mr. Littman has been a Partner in Kirtland since 1995. He is a director of R Tape Corporation, Stonebridge Industries, Inc. and Instron Corporation.

         Mr. Manning is currently self-employed as a management consultant. From 1987 to 1994, he was Senior Vice President of The Lubrizol Corporation and President of Lubrizol Petroleum Chemicals Co. Mr. Manning is a Director of Robbins and Myers, Inc.

         Mr. Nestor has been with Kirtland since 1986 and has been a Managing Partner since 1995. He serves as Chairman of TruSeal Technologies, Inc. and as a director of Kirtland Capital Partners, Fairmount Minerals Ltd., R Tape Corporation, PVC Container Corporation, Profile Metal Forming, Inc. and Essex Crane Rental Corp.

         Mr. Turben has been with Kirtland since 1977 and has been a Managing Partner of Kirtland since 1995. He is Chairman of the Board of Kirtland Capital Corporation and serves as Chairman of The Hickory Group and PVC Container Corporation. He is Chairman of the Executive Committee of Fairmount Minerals Ltd. and a director of Kirtland Capital Partners, NACCO Industries, TruSeal Technologies, Inc., Stonebridge Industries, Inc., Gries Financial LLC, Instron Corporation, Profile Metal Forming, Inc. and Essex Crane Rental Corp.

         Mr. Wright has been affiliated with Kirtland since 1985. He is past Chairman of Dakota Catalyst Products Inc. and from 1981 to 1994 was President and Chief Executive Officer of North American Refractories Company. Mr. Wright is a director of Fairmount Minerals Ltd., Glasstech, Inc., STAM, Inc., Stonebridge Industries, Inc. and Essex Crane Rental Corporation.

ITEM 11. EXECUTIVE COMPENSATION

         COMPENSATION OF DIRECTORS

         All non-Executive Directors receive an annual retainer of $10,000 which is paid in approximately quarterly installments.

         The following table sets forth the respective amounts of compensation of the Chief Executive Officer and the next four highest-paid executive officers of the Company (the "named executive officers") for 1998, 1999 and 2000.


                                   SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                                                           COMPENSATION
                                                       ANNUAL COMPENSATION                  SECURITIES              ALL
NAME AND                                               -------------------                  UNDERLYING             OTHER
PRINCIPAL POSITION                                SALARY                 BONUS                OPTIONS          COMPENSATION*
- ------------------                                ------                 -----               ------------      -------------
W. Kelly                                2000      $259,159              $165,000                N/A              $ 21,480
President and                           1999       247,913                   -0-                N/A                13,444
Chief Executive Officer                 1998       224,363                88,715                N/A                10,034

D. Brooks                               2000       171,308                68,067                N/A                12,965
Vice President,                         1999       165,240                 6,000                N/A                 9,088
Americas                                1998        96,974                   -0-                N/A                 5,334

K. O'Gorman                             2000       161,696                61,733                N/A                12,252
Vice President,                         1999       149,864                   -0-                N/A                 8,776
Europe, Africa, India                   1998       144,034                21,851                N/A                 7,922

J. Cason                                2000       139,466                53,314                N/A                10,603
Vice President                          1999       135,556                   -0-                N/A                 7,986
Risk Management                         1998       132,252                20,522                N/A                 7,274

P. Viola                                2000       133,107                51,597                N/A                10,159
Vice President,                         1999       128,486                   -0-                N/A                 7,571
Acquisitions &                          1998       124,640                19,169                N/A                 6,855
Strategic Development



* All Other Compensation includes Company match on 401k savings plan and Company contribution to defined contribution pension plan.

STOCK OPTION GRANTS, EXERCISES AND YEAR-END VALUES

         The following tables set forth information regarding grants of Unifrax Corporation stock options to the named executive officers. The stock options were granted in 1996 and 1998 and relate to shares of common stock of Unifrax Corporation. No options were granted to the named executive officers in 2000 and no options have been exercised to date.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES


                     NUMBER OF SECURITIES UNDERLYING        VALUE OF UNEXERCISED IN-THE-
                      UNEXERCISED OPTIONS AT FY-END           MONEY OPTIONS AT FY-END
NAME                    EXERCISABLE/UNEXERCISABLE           EXERCISABLE/UNEXERCISABLE (a)
- ----                 -------------------------------        -----------------------------
W. Kelly                 376.25     /     -0-                            -0-
D. Brooks                120.75     /    40.50                           -0-
K. O'Gorman              161.25     /     -0-                            -0-
P. Viola                 161.25     /     -0-                            -0-
J. Cason                  53.75     /     -0-                            -0-

(a) There are no options that are considered to be in-the-money as of December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Of the 20,000 shares of common stock of Unifrax Corporation outstanding, Unifrax Holding Co. owns 18,000 shares or 90% and BP Exploration (Alaska) Inc., a subsidiary of BP, owns 2,000 shares or 10%. Unifrax Holding Co. owns 100% of the 20,500 shares of the Series A preferred stock outstanding. Of the 1666.67 shares of Series B cumulative preferred stock outstanding, Unifrax Holding Co. owns 1500 shares or 90% and BP Exploration (Alaska) Inc., owns
166.67 shares or 10%. The following own shares of Unifrax Holding Co. and, consequently, have a beneficial interest in Unifrax Corporation.


                                                  NUMBER OF
                                                  SHARES OF                                        BENEFICIAL
                                             UNIFRAX HOLDING CO.          PERCENT OF              OWNERSHIP OF
BENEFICIAL OWNER                                COMMON STOCK          UNIFRAX HOLDING CO.         UNIFRAX CORP.
- ----------------                                ------------          -------------------         -------------
Kirtland
     2550 SOM Center Road
     Suite 105
     Willoughby Hills, Ohio 44094(a)             246,344                     90.3%                    81.2%
William P. Kelly                                   5,000                      1.8%                     1.6%
David E. Brooks                                    3,700                      1.4%                     1.2%
Paul J. Viola                                      1,350                     *                        *
Kevin J. O'Gorman                                  1,500                     *                        *
James E. Cason                                     1,000                     *                        *
All directors and executive officers
     of Unifrax Corporation as a group(b)         18,050                      6.6%                     6.0%

*    Less than 1.0%

(a) "Kirtland" includes Kirtland Capital Partners II L.P. and its affiliates. Kirtland Capital Corporation is the general partner of Kirtland and exercises voting control and investment discretion with respect to Kirtland's investment in Unifrax. John F. Turben and John G. Nestor are advisory board members of Kirtland Capital Corporation.

(b) Excludes shares held by Kirtland of which Messrs. Turben and Nestor may be deemed to be beneficial owners as a result of their control of Kirtland. Messrs. Turben and Nestor disclaim any such beneficial ownership.

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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:


                                                                                        Page in
                                                                                       Form 10-K
                                                                                       ---------
(1)      FINANCIAL STATEMENTS

         Audited consolidated financial statements of the Company as of                   14
         December 31, 1999 and 2000, and for the three years in the period ended December 31, 2000.

(2)      FINANCIAL STATEMENT SCHEDULE

         II - Valuation and Qualifying Accounts                                           39

         All other schedules have been omitted as the required information is not applicable or the information is presented in the financial statements or the notes thereto.


(3)      EXHIBITS

         2.1(i)      Unifrax Corporation Recapitalization Agreement

         2.2(vii) Stock and Asset Purchase Agreement, dated as of July 27, 2000, by and among the Company, SEPR and certain other parties

         2.3(vii) Amendment to the Stock and Asset Purchase Agreement, dated as of October 4, 2000

         3.1(i)      Certificate of Incorporation of the Registrant

         3.2(iii) Consent of Stockholders for Amendment of Certificate of Incorporation

         3.3(iii)    Certificate of Amendment to Certificate of Incorporation

         3.4(vii)    Certificate of Amendment No. 2 to Certificate of
                     Incorporation

         3.5(i)      By-laws of the Registrant

         4.1(i)      Form of Indenture (including form of Note)

         4.2(i)      Form of Stockholders Agreement among the Company, BPX and
                     Holding

         4.3(iii) Amendment to Stockholders Agreement dated September 30, 1997, among the Company, BP Exploration (Alaska), Inc. and Holding

         4.4(iii) Stock Purchase Agreement dated September 30, 1997, between the Company and Holding

         4.5(iii) Stock Purchase Agreement dated September 30, 1997, between the Company and BP Exploration (Alaska), Inc.

         4.6(vii) Amendment to Stockholders Agreement dated October 4, 2000, between the Company, BP Exploration (Alaska), Inc.
                     and Holding

         10.1(vii)   Credit Agreement dated October 5, 2000 among Bank of
                     America, N.A., National City Bank, Multi Banco, S.A.,
                     Unifrax Corporation, NAF Brazil Ltda. and others

         10.2(i)*    1996 Stock Option Plan

         10.3(ii)    Unifrax Corporation Noncompetition Agreement

         10.4(i)     Lease relating to Tonawanda plant

         10.5(vi)    Amendment to lease relating to Tonawanda plant

         10.6(i)     Lease relating to Amherst plant

         10.7(i)     Sanborn Lease

         10.8(i) Covenant Not to Compete between The British Petroleum Company p.l.c., its affiliates, and the Unifrax Corporation and Societe Europeenne des Produits Refractaires, and its affiliates (portions of this Exhibit have been omitted and were filed separately with the Commission pursuant to a request for confidential treatment)

         10.9(i)     Form of Covenant Not to Compete between Holding and BP

         10.10(i)    Tax Sharing Agreement between the Company and Holding

         10.11(i) Advisory Services Agreement between the Company and Kirtland Capital Corporation

         10.12*      Retirement Select Basic Plan document and Trust Agreement

         10.13(vii)  Subordinated Promissory Note, dated as of October 4, 2000, issued by the Company in favor of SEPR in the original principal amount of $8,000,000

         10.14(vii)  Subordinated Promissory Note, dated as of October 4, 2000, issued in favor of SEPR in the original principal amount of $1,500,000

         10.15(vii)  Limited Recourse Promissory Note, dated as of October 4,
                     2000, issued in favor of SEPR in the original principal amount of $20,200,000

         10.16(vii)  Limited Recourse Promissory Note, dated as of October 4,
                     2000, issued in favor of Carborundum do Brasil in the original principal amount of $300,000

         10.17(vii)  Pledge Agreement, dated of as October 4, 2000, by Holding in favor of SEPR

         10.18(vii)  Subordination Agreement, dated as of October 5, 2000, by and among SEPR, the Company, Bank of America, N.A. and the lenders named therein

         10.19(vii)  Subordination Agreement (Real Estate), dated as of October
                     5, 2000, by and among SEPR, the Company, Bank of America, N.A. and the lenders named therein

         10.20(vii)  Subordination Agreement, dated as of October 5, 2000, by and among SEPR, the Company, Chase Manhattan Trust Company, National Association and the noteholders named therein.

         12.1        Computation of Ratio of Earnings to Fixed Charges

         21.1        Subsidiaries of the Registrant

        ----------------------

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

         (vi) Incorporated by reference to the exhibits filed with Form 10-K for the fiscal year ended December 31, 1999 for Unifrax Corporation.

         (vii) Incorporated by reference to the exhibits filed with Form 8-K in connection with the SEPR Ceramic Fiber Business acquisition filed October 19, 2000.

         * Indicates a management contract or compensatory plan or arrangement.



(b)      Reports on Form 8-K.
         The Company filed a report on Form 8-K dated October 19, 2000 and a report on Form 8-K/A dated November 15, 2000, both in connection with its acquisition of the SEPR Ceramic Fiber Business.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2001.


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


     SIGNATURE                                       TITLE                                   DATE
     ---------                                       -----                                   ----
     /s/William P. Kelly                                                                     March 31, 2001
     -------------------
     William P. Kelly                       Director, President and Chief
                                            Executive Officer (Principle
                                            Executive Officer)


     /s/Mark D. Roos                                                                         March 30, 2001
     ---------------
     Mark D. Roos                           Vice President & Chief
                                            Financial Officer (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)

     /s/John G. Nestor                                                                       March 29, 2001
     -----------------
     John G. Nestor                         Chairman of the Board


     /s/Thomas N. Littman                                                                    March 27, 2001
     --------------------
     Thomas N. Littman                      Director


     /s/William D. Manning, Jr.                                                              March 28, 2001
     --------------------------
     William D. Manning, Jr.                Director


     /s/John F. Turben                                                                       March 28, 2001
     -----------------
     John F. Turben                         Director


                                                                                             March   , 2001
     ----------------------
     Edmund S. Wright                       Director