Form 10-Q
period 2001-03-31
UNIFRAX CORP
filed 2001-05-11
CIK 1021285

================================================================================






                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001


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

             Condensed Consolidated Balance Sheets at
                  December 31, 2000 and March 31, 2001........................1

             Condensed Consolidated Statements of Income for the
                  Three-month periods ended March 31, 2000 and 2001...........2

             Condensed Consolidated Statements of Cash Flow for the
                  Three-month periods ended March 31, 2000 and 2001...........3

             Notes to Condensed Consolidated Financial Statements.............4

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations...................10

Item 3.      Qualitative and Quantitative Disclosure About Market Risk.......12

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings...............................................13
Item 2.      Changes in Securities and Use of Proceeds.......................13
Item 3.      Defaults on Senior Securities   ................................13
Item 4.      Submission of Matters to a Vote of Security Holders ............13
Item 5.      Other Information...............................................13
Item 6.      Exhibits and Reports on Form 8-K................................13

Signatures...................................................................14

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                               UNIFRAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED - IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                       DECEMBER 31     MARCH 31
                                                                                       -----------     --------
                                                                                          2000           2001
                                                                                        ---------      ---------

ASSETS
Current assets:
Cash                                                                                    $   2,649      $   2,455
Marketable securities and investments                                                         200            272
Accounts receivable, trade, less allowance of $1,977 and $1,636, respectively              37,068         35,114
Accounts receivable, Saint-Gobain                                                          10,091         10,568
Inventories                                                                                17,134         17,111
Deferred income taxes                                                                       2,114          2,086
Prepaid expenses and other current assets                                                     691          1,220
                                                                                        ---------      ---------
Total current assets                                                                       69,947         68,826

Property, plant and equipment, at cost                                                    117,163        116,079
   Less accumulated depreciation and amortization                                         (45,812)       (48,119)
                                                                                        ---------      ---------
                                                                                           71,351         67,960

Deferred income taxes                                                                      17,288         17,038
Financing costs, net of accumulated amortization of $2,358 and $2,797, respectively         3,009          2,740
Marketable securities and investments                                                         591            825
Other assets                                                                                  346            330
                                                                                        ---------      ---------
                                                                                        $ 162,532      $ 157,719
                                                                                        =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt                                                       $   8,880      $   6,456
Accounts payable                                                                           11,497          9,732
Accrued liabilities                                                                        18,200         19,628
                                                                                        ---------      ---------
Total current liabilities                                                                  38,577         35,816

Long-term debt                                                                            126,023        123,636
Accrued postretirement benefit cost                                                         3,491          3,522
Other long-term obligations                                                                 1,037          1,000
Deferred income taxes                                                                       1,573          1,516

Minority interest                                                                             887            851

STOCKHOLDERS' DEFICIT
Common stock--$0.01 par value; 40,000 shares authorized;
  20,000 shares issued and outstanding                                                          -              -
Redeemable cumulative Series A preferred stock--$0.01 par value;
  non-voting; 30,000 shares authorized; 20,500 shares issued and outstanding                    -              -
Redeemable convertible cumulative Series B preferred stock--$0.01 par value;
  voting; 10,000 shares authorized; 1,667 shares issued and outstanding
   (aggregate liquidation preference of $2,986 and $3,024, respectively,
   including dividends in arrears)                                                              -              -
Additional paid-in capital                                                                 63,020         63,020
Accumulated deficit                                                                       (72,290)       (69,994)
Accumulated other comprehensive income (loss) - cumulative foreign
  currency translation adjustment                                                             214         (1,648)
                                                                                        ---------      ---------
                                                                                           (9,056)        (8,622)
                                                                                        ---------      ---------
                                                                                        $ 162,532      $ 157,719
                                                                                        =========      =========

See accompanying notes to condensed consolidated financial statements.

                               UNIFRAX CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED - IN THOUSANDS)



                                          THREE MONTHS ENDED MARCH 31
                                          ---------------------------
                                              2000          2001
                                            --------      --------


Net sales                                   $ 23,994      $ 43,620


Cost of goods sold                            11,336        22,799
                                            --------      --------
Gross profit                                  12,658        20,821

Selling, general and
   administration expenses                     6,423        12,829
                                            --------      --------
Operating income                               6,235         7,992

Other income (expense), net                       (6)         (121)
                                            --------      --------
Income before interest, income taxes
  and minority interest                        6,229         7,871

Interest expense                              (2,668)       (3,549)
                                            --------      --------
Income before income taxes and minority
  interest                                     3,561         4,322

Provision for income taxes                     1,237         1,501
                                            --------      --------
Income before minority interest                2,324         2,821

Minority interest                                  -            57
                                            --------      --------
Net Income                                  $  2,324      $  2,764
                                            ========      ========




See accompanying notes to condensed consolidated financial statements.

                               UNIFRAX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                   THREE MONTHS ENDED MARCH 31
                                                                   ---------------------------
                                                                       2000          2001
                                                                      -------      -------
OPERATING ACTIVITIES
Net income                                                            $ 2,324      $ 2,764

Depreciation and amortization                                           1,301        2,778
Other adjustments and changes in operating assets and liabilities       2,363         (483)
                                                                      -------      -------
Cash provided by operating activities                                   5,988        5,059

INVESTING ACTIVITIES
Capital expenditures                                                   (1,851)        (756)
Other                                                                      13         (638)
                                                                      -------      -------
Cash used in investing activities                                      (1,838)      (1,394)

FINANCING ACTIVITIES
Dividend paid                                                               -         (468)
Borrowings under revolving loan                                         7,000        4,000
Repayments of revolving loan                                           (8,900)      (6,353)
Repayment of term loan                                                 (2,250)      (1,038)
                                                                      -------      -------
Cash used in financing activities                                      (4,150)      (3,859)
                                                                      -------      -------

Net change in cash                                                          -         (194)
Cash--beginning of period                                                   -        2,649
                                                                      -------      -------
Cash--end of period                                             $           -      $ 2,455
                                                                      =======      =======

See accompanying notes to condensed consolidated financial statements.

                               UNIFRAX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Unifrax Corporation ("The Company" or "Unifrax") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and the notes thereto for the year ended December 31, 2000, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. All capitalized terms used in these notes to condensed consolidated financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

NOTE B - BUSINESS ACQUISITION

On October 4, 2000, the Company acquired the capital stock of certain companies and certain assets of other companies that comprised the high performance insulating ceramic fibers business (the "Ceramic Fiber Business") of Saint-Gobain (the "Acquisition"). The Ceramic Fiber Business is engaged in the manufacture, cutting, processing and/or sale of insulating fibers operating in a temperature regime of 1000 degrees (Celsius) or higher.

The Acquisition has been accounted for under the purchase method of accounting, and the results of operations of the Ceramic Fiber Business have been included in the consolidated statements of operations since the date of acquisition. The initial purchase price of $58,500,000 has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values. This allocation, however, is subject to adjustment based upon the final purchase price adjustment, which is pending.

The following unaudited pro forma information presents the results of operations of the Company as if the Acquisition had taken place at January 1, 2000. These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Acquisition occurred on the date indicated, or which may result in the future.

                                         Three months ended
                                         ------------------
                                           March 31, 2000
                                           --------------
                                           (In thousands)

Net sales                                     $ 43,115
Net income                                       2,700

In addition, on January 27, 2001, the Company acquired a further 83,350 fully paid up equity shares of Orient Cerlane Ltd. for approximately $433,000, including related expenses, increasing its ownership to 63.13%

                               UNIFRAX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE C - INVENTORIES

The components of inventory consist of the following (in thousands):

                                                    December 31      March 31
                                                       2000            2001
                                                     -------         -------

                  Raw materials and supplies         $ 5,662         $ 6,585
                  Work in process                      1,187           1,405
                  Finished products                    9,802           8,273
                                                     -------         -------
                                                      16,651          16,263

                  Adjustment to LIFO Cost                483             848
                                                     -------         -------
                                                     $17,134         $17,111
                                                     =======         =======



NOTE D - CONTINGENCIES

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

                               UNIFRAX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

Pursuant to the Recapitalization Agreement, BP America Inc. and certain of its affiliates (collectively "BP America"), have agreed to indemnify the Company against liabilities for personal injury and wrongful death attributable to exposure which occurred prior to October 30, 1996 (the "BP Closing") to refractory ceramic fibers manufactured by the Company. BP America has agreed to indemnify the Company against all liabilities arising from exposure claims pending at the time of the BP Closing. For all other claims arising from alleged exposure occurring solely prior to the BP Closing, BP America has agreed to indemnify the Company against 80% of all losses, until the total loss which the Company incurs reaches $3.0 million, after which time BP America has agreed to indemnify the Company against 100% of such losses. BP America has agreed to indemnify the Company against all punitive damages attributable to the conduct of the Company prior to the BP Closing. Where losses arise from alleged exposure both before and after closing, the losses will be allocated between BP America and the Company, pro rata, based on the length of exposure or pursuant to arbitration if initiated by the Company. To date the Company has incurred no claims losses applicable to the $3.0 million total mentioned above.

The Company cannot avail itself of this indemnity for losses attributable to the Company's failure to maintain a Product Stewardship Program consistent with the program maintained by the Company prior to the BP Closing, as modified in a commercially reasonable manner in accordance with changing regulatory, scientific and technical factors. BP shall not indemnify the Company with respect to any liabilities for wrongful death or personal injury to the extent caused by the failure of the Company to maintain a Product Stewardship Program consistent with that maintained by the Company prior to the BP Closing. In the Company's opinion, the Product Stewardship Program has been maintained in a manner consistent with these requirements. Unifrax intends to defend ceramic fiber claims vigorously.

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

                               UNIFRAX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

                               UNIFRAX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

The Carborundum Company has been named in numerous legal claims alleging pre-BP Closing asbestos exposure. None of the current or past Unifrax-related products are asbestos-containing materials, as defined by OSHA (29CFR1900.1001(b)). For these claims related to pre-BP Closing Carborundum Company matters, BP America has responsibility under the Recapitalization Agreement and is managing the claims directly.

Also, SEPR has indemnified Unifrax for any future asbestos claims which may arise related to alleged pre-SEPR Closing asbestos exposures associated with products or sites sold by SEPR to Unifrax.

NOTE E - COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended March 31, 2000 and 2001 consisted of the following (in thousands):

                                                       2000         2001
                                                       ----         ----
                  Net income                         $ 2,324      $ 2,764
                  Change in foreign currency
                      translation adjustment             (40)      (1,862)
                                                     -------      -------
                  Comprehensive income               $ 2,284      $   902
                                                     =======      =======


NOTE F - INTEREST RATE SWAP AGREEMENT

Effective October 1, 1999, the company entered into interest rate swap agreements to effectively convert fixed- rate debt with a notional principal amount of $25,000,000 to variable-rate debt. Under the agreements the Company receives from, or pays to, the banks an amount computed as the difference between interest based upon a fixed rate of 6.2% per annum, and interest based upon the established LIBOR rate, which at March 31, 2001 was 5.3%.

                               UNIFRAX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE G - EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values.

The Company has entered into an interest rate swap agreement for interest rate risk exposure management purposes. The interest rate swap agreement utilized by the Company effectively modifies the Company's exposure to interest risk by converting $25,000,000 of the Company's fixed-rate debt to floating rate debt. This agreement involves an exchange of the obligation to make fixed rate interest payments for the obligation to make floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. As a result of adoption of Statement 133 as of January 1, 2001, the Company recognized the fair value of the interest rate swap agreement as a current asset, and increased the balance of its long term debt to fair value by the amount of $186,000, respectively.


NOTE H - STOCKHOLDERS EQUITY

SERIES A PREFERRED STOCK

On January 20, 2001, the Company declared and paid a dividend on its Redeemable cumulative Series A preferred stock of $22.822 per share on 20,500 shares, for a total of $467,849.

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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000

Net Sales in the first quarter of 2001 increased by $19.6 million or 81.8% from $24.0 million in 2000 to $43.6 million in 2001. Sales for the first quarter of 2001 included the addition of the Saint-Gobain worldwide ceramic fiber business which was acquired by Unifrax in October 2000 (the "Acquisition"). Sales in the quarter reflect flat or weaker volume year-over-year in some traditional furnace-related markets and in porosity-controlled products for automotive airbag systems.

Gross Profit increased by $8.2 million or 64.5% from $12.6 million in 2000 to $20.8 million in 2001. Gross Profit as a percentage of net sales decreased from 52.8% in 2000 to 47.7% in 2001. The increase in gross profit was due to the higher sales volume related to the Acquisition. The lower overall gross profit percentage of net sales reflects the effect of lower gross margins in some of the recently-acquired businesses, and slightly weaker margins in North America.

Selling, general, and administrative expenses increased by $6.4 million or 99.7% from $6.4 million in 2000 to $12.8 million in 2001. SG&A expenses for the first quarter of 2001 included the addition of the Saint-Gobain worldwide ceramic fiber business acquired by Unifrax in October 2000. SG&A expenses were also higher due to additional depreciation and amortization costs associated with the Acquisition and higher third party professional services and product stewardship expenses. Selling, general, and administrative expenses as a percentage of net sales increased from 26.8% in 2000 to 29.4% in 2001.

Operating income increased by $1.7 million or 26.4% from $6.2 million in 2000 to $7.9 million in 2001, as a result of the factors previously indicated. Operating income as a percentage of net sales decreased from 26.0% in 2000 to 18.0% in 2001.

Interest expense increased by $0.9 million or 33.0% from $2.7 million in 2000 to $3.6 million in 2001 due primarily to the additional debt associated with the acquisition of the Saint-Gobain ceramic fiber business. Interest expense decreased as a percentage of net sales from 11.1% in 2000 to 8.1% in 2001.

Provision for income taxes increased by $0.3 million or 21.3% from $1.2 million on 2000 to $1.5 million in 2001. The effective income tax rate remained constant at 34.7% in both 2000 and 2001.

Net income increased by $0.5 million or 18.9% from $2.3 million in 2000 to $2.8 million in 2001, as a result of the factors previously indicated. Net income as a percentage of net sales decreased from 9.7% in 2000 to 6.3% in 2001.

LIQUIDITY AND CAPITAL RESOURCES

During the three-month period ended March 31, 2001, the Company's cash flows from operating activities decreased by $1.4 million or 23.3%, from $6.0 million in 2000 to $4.6 million in 2001. This decrease was primarily the result of increased working capital requirements offset partially by higher net income and increased depreciation and amortization.

Cash used by investing activities reduced by $0.4 million, or 24.2%, from $1.8 million in 2000 to $1.4 million in 2001, due to lower capital spending, partially offset by acquisition costs and purchase of additional equity in the Indian subsidiary.

Cash used by financing activities reduced by $0.3 million or 7.0% from $4.2 million in 2000 to $3.9 million in 2001. During the first quarter of 2001 the Company repaid $1.0 million of its term loans, and paid a dividend of $0.5 million on its Redeemable cumulative Series A preferred stock.

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

LEGAL PROCEEDINGS

Reference is made to the information included in Note D to the condensed consolidated financial statements of the Company included under Item 1 in this Form 10-Q, which is hereby incorporated herein by reference.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either a fair value hedge, a cash flow hedge, or a foreign currency hedge, will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income. The Company has adopted SFAS No. 133, as of January 1, 2001. The impact of the adoption is included in the information shown in Note G to the condensed consolidated financial statements of the Company included under Item 1 in this Form 10-Q, which is hereby incorporated herein by reference.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Reference is made to the information included in Note D to the condensed consolidated financial statements of the Company and included in this Form 10-Q, which is hereby incorporated herein by reference.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None.

ITEM 3.    DEFAULTS ON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           None.

(b) No reports on Form 8-K have been filed during the period covered by this report.

                                   SIGNATURES


             PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                      UNIFRAX CORPORATION



  Date:    05/10/01                   By: /s/ William P. Kelly
        ---------------------            ---------------------
                                      William P. Kelly, President and
                                      Chief Executive Officer


  Date:     05/10/01                  By: /s/ Mark D. Roos
        ---------------------            -----------------
                                      Mark D. Roos, Sr. Vice President
                                      and Chief Financial Officer