Form 10-Q
period 2001-06-30
UNIFRAX CORP
filed 2001-08-13
CIK 1021285

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  ------------


                                    FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


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

               --------------------------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
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

         Condensed Consolidated Balance Sheets at
              December 31, 2000 and June 30, 2001..................................................1

         Condensed Consolidated Statements of Income for the
              Three-month and six-month periods ended June 30, 2000 and 2001.......................2

         Condensed Consolidated Statements of Cash Flows for the
              Six months ended June 30, 2000 and 2001..............................................3

         Notes to Condensed Consolidated Financial Statements......................................4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations............................................10

Item 3.  Qualitative and Quantitative Disclosure About Market Risk................................13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................14
Item 2.  Changes in Securities and Use of Proceeds................................................14
Item 3.  Defaults on Senior Securities............................................................14
Item 4.  Submission of Matters to a Vote of Security Holders......................................14
Item 5.  Other Information........................................................................14
Item 6.  Exhibits and Reports on Form 8-K.........................................................14

Signatures........................................................................................15

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               UNIFRAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED - IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                          DECEMBER 31         JUNE 30
                                                                                          -----------        ---------
                                                                                             2000               2001
                                                                                           ---------         ---------

ASSETS
Current assets:
Cash                                                                                       $   2,649         $   5,164
Marketable securities and investments                                                            200               215
Accounts receivable, trade, less allowance of $1,977 and $1,766, respectively                 37,068            35,759
Accounts receivable, Saint-Gobain                                                             10,091               246
Inventories                                                                                   17,134            17,200
Deferred income taxes                                                                          2,114             2,072
Prepaid expenses and other current assets                                                        691             2,067
                                                                                           ---------         ---------
Total current assets                                                                          69,947            62,723
Property, plant and equipment, at cost                                                       117,163           116,211
   Less accumulated depreciation and amortization                                            (45,812)          (50,197)
                                                                                           ---------         ---------
                                                                                              71,351            66,014
Deferred income taxes                                                                         17,288            16,034
Financing costs, net of accumulated amortization of $2,358 and $3,066, respectively            3,009             2,471
Marketable securities and investments                                                            591               912
Other assets                                                                                     346               322
                                                                                           ---------         ---------
                                                                                           $ 162,532         $ 148,476
                                                                                           =========         =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt                                                          $   8,880         $   6,503
Accounts payable                                                                              11,497             8,017
Accrued liabilities                                                                           18,200            17,131
                                                                                           ---------         ---------
Total current liabilities                                                                     38,577            31,651

Long-term debt                                                                               126,023           116,395
Accrued postretirement benefit cost                                                            3,491             3,561
Other long-term obligations                                                                    1,037               833
Deferred income taxes                                                                          1,573             1,505

Minority interest                                                                                887               863

STOCKHOLDERS' DEFICIT
Common stock--$0.01 par value; 40,000 shares authorized;
    20,000 shares issued and outstanding                                                           -                 -
Redeemable cumulative Series A preferred stock--$0.01 par value;
    non-voting; 30,000 shares authorized; 20,500 shares issued and outstanding                     -                 -
Redeemable convertible cumulative Series B preferred stock--$0.01 par value;
    voting; 10,000 shares authorized; 1,667 shares issued and outstanding
   (aggregate liquidation preference of $2,986 and $3,061, respectively,
   including dividends in arrears)                                                                 -                 -
Additional paid-in capital                                                                    63,020            63,020
Accumulated deficit                                                                          (72,290)          (66,707)
Accumulated other comprehensive income (loss) - cumulative foreign
    currency translation adjustment                                                              214            (2,645)
                                                                                           ---------         ---------
                                                                                              (9,056)           (6,332)
                                                                                           ---------         ---------
                                                                                           $ 162,532         $ 148,476
                                                                                           =========         =========

See accompanying notes to condensed consolidated financial statement

                               UNIFRAX CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED - IN THOUSANDS)


                                      THREE MONTHS ENDED JUNE 30          SIX MONTHS ENDED JUNE 30
                                      --------------------------         -------------------------
                                         2000             2001             2000             2001
                                       --------         --------         --------         --------
Net sales                              $ 22,782         $ 42,397         $ 46,776         $ 86,017

Cost of goods sold                       10,982           22,316           22,319           45,115
                                       --------         --------         --------         --------
Gross margin                             11,800           20,081           24,457           40,902

Selling, general and
   administration expenses                6,353           12,130           12,776           24,959
                                       --------         --------         --------         --------
Operating income                          5,447            7,951           11,681           15,943

Other expenses net                          (27)             (26)             (32)            (147)
                                       --------         --------         --------         --------
Income before interest, income
   taxes, and minority interest           5,420            7,925           11,649           15,796

Interest expense                         (2,672)          (3,077)          (5,340)          (6,626)
                                       --------         --------         --------         --------
Income before income taxes and
   minority interest                      2,748            4,848            6,309            9,170

Provision for income taxes                  965            1,510            2,202            3,011
                                       --------         --------         --------         --------
Income before minority interest           1,783            3,338            4,107            6,159
Minority interest                             -               51                -              108
                                       --------         --------         --------         --------

Net income                             $  1,783         $  3,287         $  4,107         $  6,051
                                       ========         ========         ========         ========


See accompanying notes to condensed consolidated financial statements.

                               UNIFRAX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)



                                                                         SIX MONTHS ENDED JUNE 30
                                                                         ------------------------
                                                                           2000             2001
                                                                           ----             ----



OPERATING ACTIVITIES
Net income                                                               $  4,107         $  6,051

Depreciation and amortization                                               2,585            5,363
Other adjustments and changes in operating assets and liabilities           2,471            4,137
                                                                         --------         --------
Cash provided by operating activities                                       9,163           15,551

INVESTING ACTIVITIES
Capital expenditures                                                       (2,827)          (2,470)
Other                                                                        (136)            (519)
                                                                         --------         --------
Cash used in investing activities                                          (2,963)          (2,989)

FINANCING ACTIVITIES
Dividends paid                                                                  -             (468)
Borrowings under revolving loan                                            13,350           12,350
Repayments of revolving loan                                              (15,050)         (15,364)
Proceeds from term loan borrowing                                               -            1,500
Repayment of term loan                                                     (4,500)          (6,350)
Repayment of promissory note to Saint-Gobain                                    -           (1,500)
                                                                         --------         --------
Cash used in financing activities                                          (6,200)          (9,832)
Net effect of exchange rate changes on cash                                     -             (215)
                                                                         --------         --------

Net change in cash                                                              -            2,515
Cash--beginning of period                                                       -            2,649
                                                                         --------         --------
Cash--end of period                                                      $      -         $  5,164
                                                                         ========         ========

See accompanying notes to condensed consolidated financial statements.

                               UNIFRAX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Unifrax Corporation ("The Company" or "Unifrax") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and the notes thereto for the year ended December 31, 2000, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. All capitalized terms used in these notes to condensed consolidated financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

NOTE B - BUSINESS ACQUISITION

On October 4, 2000, the Company acquired the capital stock of certain companies and certain assets of other companies that comprised the high performance insulating ceramic fibers business (the "Ceramic Fiber Business") of Saint-Gobain (the "Acquisition"). The Acquisition has been accounted for under the purchase method of accounting, and the results of operations of the Ceramic Fiber Business have been included in the consolidated statements of operations since the date of acquisition. The initial purchase price of $58,500,000 has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The purchase price adjustment process was completed during the second quarter with no significant change in the original allocations. In connection with the Acquisition, Saint-Gobain agreed to compensate the Company for certain liabilities that the Company would be responsible for discharging. Accordingly, during the quarter ended June 30, 2001, Saint-Gobain remitted $9,006,000 to the Company.

The following unaudited pro forma information presents the results of operations of the Company as if the Acquisition had taken place at January 1, 2000. These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Acquisition occurred on the date indicated, or which may result in the future.
                                                     Six months ended
                                                        June 30, 2000
                                                     --------------------
                                                        (In thousands)

                           Net sales                    $   85,017
                           Net income                        4,979


On January 27, 2001, the Company acquired a further 83,350 shares of Orient Cerlane Ltd. representing approximately 4.2% of shares outstanding at that time, for approximately $433,000, including related expenses, increasing its ownership to 63.13%.

                              1UNIFRAX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE C - INVENTORIES

The components of inventories consist of the following (in thousands):

                                                         December 31                     June 30
                                                                2000                        2001
                                                        ------------                  ----------

                  Raw materials and supplies               $   5,662                    $   6,242
                  Work in process                              1,187                        1,454
                  Finished products                            9,802                        8,656
                                                            --------                     --------
                                                              16,651                       16,352

                  Adjustment to LIFO Cost                        483                          848
                                                            --------                     --------
                                                            $ 17,134                     $ 17,200
                                                            ========                     ========


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

                               UNIFRAX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

                               UNIFRAX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

         PCB Inc., Site. The New Carlisle, Indiana, facility received a request for information from the EPA in 1994 concerning potential responsibility for cleanup of the PCB Treatment site located in Kansas City, Kansas and Kansas City, Missouri. Records indicate that a number of capacitors from the New Carlisle facility of the Company were sent to the PCB Treatment site. A response documenting the timely destruction of those materials was submitted to the EPA. In September 1997 the EPA contacted BP America via letter to verify that a total of 10,900 pounds of capacitors and transformers had been sent to the site by BP America/Carborundum. EPA has offered a settlement for less than $100,000. Based on that offer and information on the total pounds delivered by all parties to the site, the liability, if any, ultimately attributable to BP America or the Company is not expected to have a material adverse effect on the Company's financial position.

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

                               UNIFRAX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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


NOTE E - COMPREHENSIVE INCOME

Comprehensive income for the three-month and six-month periods ended June 30, 2000 and 2001 consisted of the following (in thousands):

                                Three months ended June 30       Six months ended June 30
                                    2000            2001            2000           2001
                                  -------         -------         -------         -------

Net income                        $ 1,783         $ 3,287         $ 4,107         $ 6,051
Change in foreign currency
   translation adjustment             (31)           (997)            (71)         (2,859)
                                  -------         -------         -------         -------
Comprehensive income              $ 1,752         $ 2,290         $ 4,036         $ 3,192
                                  =======         =======         =======         =======



NOTE F - INTEREST RATE SWAP AGREEMENTS

Effective October 1, 1999, the company entered into interest rate swap agreements to effectively convert fixed-rate debt with a notional principal amount of $25,000,000 to variable-rate debt. Under the agreements the Company receives from, or pays to, the banks an amount computed as the difference between interest based upon a fixed rate of 6.2% per annum, and interest based upon the established LIBOR rate, which at June 30, 2001 was 4.1%.

                               UNIFRAX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

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

The Company's interest rate swap agreements involve an exchange of the obligation to make fixed rate interest payments for the obligation to make floating rate interest payments over the life of the agreements without an exchange of the underlying principal amount. As a result of adoption of Statement 133 as of January 1, 2001, the Company recognized the fair value of the interest rate swap agreements ($147,000 at June 30, 2001) as a current asset, with an offsetting increase in the balance of its long term debt.

NOTE G - STOCKHOLDERS EQUITY

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

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

Net sales for the second quarter of 2001 increased by $19.6 million or 86.1% from $22.8 million in 2000 to $42.4 million in 2001. Sales for the second quarter of 2001 included the addition of the Saint-Gobain worldwide ceramic fiber business which was acquired by Unifrax in October 2000 (the
"Acquisition").

Gross profit increased by $8.3 million or 70.2% from $11.8 million in 2000 to $20.1 million in 2001. Gross profit as a percentage of net sales decreased from 51.8% in 2000 to 47.4% in 2001. The increase in gross profit was due to the higher sales volume. The lower overall gross profit percentage of net sales reflects the effect of lower gross margins in some of the recently-acquired businesses, and weaker margins in North America.

Selling, general, and administrative expenses increased by $5.8 million or 90.9% from $6.3 million in 2000 to $12.1 million in 2001. SG&A expenses for the second quarter of 2001 included the addition of the Saint-Gobain worldwide ceramic fiber business acquired by Unifrax in October 2000. SG&A expenses were also higher due to additional depreciation and amortization costs associated with the Acquisition. Selling, general, and administrative expenses as a percentage of net sales increased from 27.9% in 2000 to 28.6% in 2001.

Operating income increased by $2.5 million or 46.0% from $5.5 million in 2000 to $8.0 million in 2001, as a result of the factors previously indicated. Operating income as a percentage of net sales decreased from 23.9% in 2000 to 18.8% in 2001.

Interest expense increased by $0.4 million or 15.2% from $2.7 million in 2000 to $3.1 million in 2001 due primarily to the additional debt associated with the Acquisition of the Saint-Gobain ceramic fiber business, offset in part by lower interest costs on certain variable rate borrowings. Interest expense decreased as a percentage of net sales from 11.7% in 2000 to 7.3% in 2001.

Provision for income taxes increased by $0.5 million or 56.5% from $1.0 million in 2000 to $1.5 million in 2001. The effective income tax rate reduced from 35.1% in 2000 to 31.1% in 2001 primarily as a result of the effective income tax rates of the Company's foreign subsidiaries.

Net income increased by $1.5 million or 84.4% from $1.8 million in 2000 to $3.3 million in 2001, as a result of the factors previously indicated. Net income as a percentage of net sales remained at 7.8% in both 2000 and 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

Net Sales in the first six months of 2001 increased by $39.2 million or 83.9% from $46.8 million in 2000 to $86.0 million in 2001. Sales for the first six months of 2001 included the addition of the Saint-Gobain worldwide ceramic fiber business which was acquired by Unifrax in October 2000 (the "Acquisition").

Gross profit increased by $16.4 million or 67.2% from $24.5 million in 2000 to $40.9 million in 2001. Gross profit as a percentage of net sales decreased from 52.3% in 2000 to 47.6% in 2001. The increase in gross profit was due to the higher sales volume related to the Acquisition. The lower overall gross profit percentage of net sales reflects the effect of lower gross margins in some of the recently-acquired overseas businesses, and weaker margins in North America.

Selling, general, and administrative expenses increased by $12.2 million or 95.4% from $12.8 million in 2000 to $25.0 million in 2001. SG&A expenses for the first quarter of 2001 included the addition of the Saint-Gobain worldwide ceramic fiber business acquired by Unifrax in October 2000. SG&A expenses were also higher due to additional depreciation and amortization costs associated with the Acquisition and higher third party professional services. Selling, general, and administrative expenses as a percentage of net sales increased from 27.3% in 2000 to 29.0% in 2001.

Operating income increased by $4.2 million or 36.5% from $11.7 million in 2000 to $15.9 million in 2001, as a result of the factors previously indicated. Operating income as a percentage of net sales decreased from 25.0% in 2000 to 18.5% in 2001.

Interest expense increased by $1.3 million or 24.1% from $5.3 million in 2000 to $6.6 million in 2001 due primarily to the additional debt associated with the acquisition of the Saint-Gobain ceramic fiber business, offset in part by lower interest costs on certain variable rate borrowings. Interest expense decreased as a percentage of net sales from 11.4% in 2000 to 7.7% in 2001.

Provision for income taxes increased by $0.8 million or 36.7% from $2.2 million in 2000 to $3.0 million in 2001. The effective income tax rate reduced from 34.9% in 2000 to 32.8% in 2001, primarily as a result of the effective income tax rates of the Company's foreign subsidiaries.

Net income increased by $2.0 million or 47.3% from $4.1 million in 2000 to $6.1 million in 2001, as a result of the factors previously indicated. Net income as a percentage of net sales decreased from 8.8% in 2000 to 7.0% in 2001.

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended June 30, 2001, the Company's cash flows from operating activities increased by $6.4 million or 69.7%, from $9.2 million in 2000 to $15.6 million in 2001. This increase was principally due to higher net income and depreciation and amortization resulting from the addition of the Saint-Gobain worldwide ceramic fiber business which was acquired by Unifrax in October 2000, offset in part by payments of various incentives related to year 2000 performance. In addition, in connection with the Acquisition, Saint-Gobain agreed to compensate the Company for certain liabilities that the Company would be responsible for discharging. During the six-month period ended June 30, 2001, Saint-Gobain remitted $9,006,000 to the Company.

Cash used by investing activities remained constant at $3.0 million, with lower capital spending in 2001 offset by additional acquisition costs and purchase of additional equity in the Indian subsidiary.

Cash used by financing activities increased by $3.6 million or 58.6% from $6.2 million in 2000 to $9.8 million in 2001. During the first six months of 2001 the Company borrowed $1.5 million on its term loan facility and repaid a $1.5 million promissory note to Saint-Gobain. The Company also repaid $6.3 million of its term loans, and paid a dividend of $0.5 million on its redeemable cumulative Series A preferred stock.

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

At December 31, 2000, the Company had Federal and State net operating loss carryforwards totaling approximately $13.0 million which will be available to offset future taxable income. These net operating loss carryforwards expire in 2011 through 2019.

LEGAL PROCEEDINGS

Reference is made to the information included in Note D to the condensed consolidated financial statements of the Company included under Item 1 in this Form 10-Q, which is hereby incorporated herein by reference.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either a fair value hedge, a cash flow hedge, or a foreign currency hedge, will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income. The Company has adopted SFAS No. 133, as of January 1, 2001. The impact of the adoption is included in the information shown in Note F to the condensed consolidated financial statements of the Company included under Item 1 in this Form 10-Q, which is hereby incorporated herein by reference.

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



                                             UNIFRAX CORPORATION



  Date:     August 10, 2001                  By: /s/ William P. Kelly
        ------------------------             -----------------------------------
                                             William P. Kelly, President and
                                             Chief Executive Officer


  Date:     August 10, 2001                  By: /s/ Mark D. Roos
        ------------------------             -----------------------------------
                                             Mark D. Roos, Sr. Vice President
                                             and Chief Financial Officer