Form 10-Q
period 2001-09-30
UNIFRAX CORP
filed 2001-11-13
CIK 1021285

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  ------------


                                    FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001


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

                               UNIFRAX CORPORATION
                                    FORM 10-Q
                                      INDEX


           PART I. FINANCIAL INFORMATION                                                                 Page No.
           -----------------------------                                                                 --------

           Item 1.   Condensed Consolidated Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets at
                          December 31, 2000 and September 30, 2001..................................................1

                     Condensed Consolidated Statements of Income for the
                          Three-month and nine-month periods ended September 30, 2000 and 2001......................2

                     Condensed Consolidated Statements of Cash Flows for the
                          Nine months ended September 30, 2000 and 2001.............................................3

                     Notes to Condensed Consolidated Financial Statements...........................................4

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.................................................10

           Item 3.   Qualitative and Quantitative Disclosure About Market Risk.....................................13

           PART II. OTHER INFORMATION

           Item 1.   Legal Proceedings.............................................................................14
           Item 2.   Changes in Securities and Use of Proceeds.....................................................14
           Item 3.   Defaults on Senior Securities.................................................................14
           Item 4.   Submission of Matters to a Vote of Security Holders...........................................14
           Item 5.   Other Information.............................................................................14
           Item 6.   Exhibits and Reports on Form 8-K..............................................................14

           Signatures..............................................................................................15

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               UNIFRAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED - IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                       DECEMBER 31   SEPTEMBER 30
                                                                                       -----------   ------------
                                                                                          2000          2001
                                                                                        ---------     ---------
ASSETS
Current assets:
Cash                                                                                    $   2,649     $   4,692
Marketable securities and investments                                                         200           276
Accounts receivable, trade, less allowance of $1,977 and $2,075, respectively              37,068        32,761
Accounts receivable, Saint-Gobain                                                          10,091            51
Inventories                                                                                17,134        17,354
Deferred income taxes                                                                       2,114         2,088
Prepaid expenses and other current assets                                                     691         1,771
                                                                                        ---------     ---------
Total current assets                                                                       69,947        58,993
Property, plant and equipment, at cost                                                    117,163       119,092
   Less accumulated depreciation and amortization                                         (45,812)      (52,347)
                                                                                        ---------     ---------
                                                                                           71,351        66,745
Deferred income taxes                                                                      17,288        16,134
Financing costs, net of accumulated amortization of $2,358 and $3,335 , respectively        3,009         2,202
Marketable securities and investments                                                         591           925
Other assets                                                                                  346           303
                                                                                        ---------     ---------
                                                                                        $ 162,532     $ 145,302
                                                                                        =========     =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt                                                       $   8,880     $   4,102
Accounts payable                                                                           11,497        10,227
Accrued liabilities                                                                        18,200        20,330
                                                                                        ---------     ---------
Total current liabilities                                                                  38,577        34,659

Long-term debt                                                                            126,023       107,483
Accrued postretirement benefit cost                                                         3,491         3,591
Deferred income taxes                                                                       1,573         1,715
Other long-term obligations                                                                 1,037           792

Minority interest                                                                             887           876


STOCKHOLDERS' DEFICIT
Common stock--$0.01 par value; 40,000 shares authorized;
    20,000 shares issued and outstanding                                                        -             -
Redeemable cumulative Series A preferred stock--$0.01 par value;
    non-voting; 30,000 shares authorized; 20,500 shares issued and outstanding                  -             -
Redeemable convertible cumulative Series B preferred stock--$0.01 par value;
    voting; 10,000 shares authorized; 1,667 shares issued and outstanding
   (aggregate liquidation preference of $2,986 and $3,099, respectively,
   including dividends in arrears)                                                              -             -
Additional paid-in capital                                                                 63,020        63,020
Accumulated deficit                                                                       (72,290)      (65,006)
Accumulated other comprehensive income (loss) - cumulative foreign
    currency translation adjustment                                                           214        (1,828)
                                                                                        ---------     ---------
                                                                                           (9,056)       (3,814)
                                                                                        ---------     ---------
                                                                                        $ 162,532     $ 145,302
                                                                                        =========     =========


See accompanying notes to condensed consolidated financial statement

                               UNIFRAX CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED - IN THOUSANDS)

                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                              SEPTEMBER 30                SEPTEMBER 30
                                        2000          2001          2000          2001
                                        ----          ----          ----          ----
Net sales                          $  25,141     $  37,667     $  71,917     $ 123,684

Cost of goods sold                    12,157        20,340        34,477        65,455
                                   ---------     ---------     ---------     ---------
Gross margin                          12,984        17,327        37,440        58,229

Selling, general and
   administration expenses             7,246        11,789        20,022        36,748
                                   ---------     ---------     ---------     ---------
Operating income                       5,738         5,538        17,418        21,481

Other income (expense), net              (18)          280           (50)          133
                                   ---------     ---------     ---------     ---------
Income before interest, income
   taxes, and minority interest        5,720         5,818        17,368        21,614

Interest expense                      (2,594)       (3,209)       (7,933)       (9,835)
                                   ---------     ---------     ---------     ---------
Income before income taxes and
   minority interest                   3,126         2,609         9,435        11,779

Provision for income taxes             1,100           886         3,302         3,897
                                   ---------     ---------     ---------     ---------
Income before minority interest        2,026         1,723         6,133         7,882
Minority interest                          -            22             -           130
                                   ---------     ---------     ---------     ---------
Net income                         $   2,026     $   1,701     $   6,133     $   7,752
                                   =========     =========     =========     =========


See accompanying notes to condensed consolidated financial statements.

                               UNIFRAX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)



                                                                       NINE MONTHS ENDED

                                                                           SEPTEMBER 30
                                                                         2000         2001
                                                                     --------     --------


OPERATING ACTIVITIES
Net income                                                           $  6,133     $  7,752

Depreciation and amortization                                           3,884        7,844
Other adjustments and changes in operating assets and liabilities       7,341       13,240
                                                                     --------     --------
Cash provided by operating activities                                  17,358       28,836

INVESTING ACTIVITIES
Capital expenditures                                                   (3,153)      (5,316)
Other                                                                    (907)        (551)
                                                                     --------     --------
Cash used in investing activities                                      (4,060)      (5,867)

FINANCING ACTIVITIES
Dividends paid                                                              -         (468)
Repurchase of Senior Notes                                                  -       (2,000)
Borrowings under revolving loan                                        14,350       12,525
Repayments of revolving loan                                          (19,250)     (16,705)
Proceeds from term loan borrowing                                           -        1,500
Repayment of term loan                                                 (6,250)     (13,985)
Repayment of promissory note to Saint-Gobain                                -       (1,500)
                                                                     --------     --------
Cash used in financing activities                                     (11,150)     (20,633)
Net effect of exchange rate changes on cash                                 -         (293)
                                                                     --------     --------

Net change in cash                                                      2,148        2,043
Cash--beginning of period                                                   -        2,649
                                                                     --------     --------
Cash--end of period                                                  $  2,148     $  4,692
                                                                     ========     ========

See accompanying notes to condensed consolidated financial statements.

                               UNIFRAX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Unifrax Corporation ("The Company" or "Unifrax") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and the notes thereto for the year ended December 31, 2000, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. All capitalized terms used in these notes to condensed consolidated financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

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

The following unaudited pro forma information presents the results of operations of the Company as if the Acquisition had taken place at January 1, 2000. These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Acquisition occurred on the date indicated, or which may result in the future.
                                                    Nine months ended
                                                    September 30, 2000
                                                    ------------------
                                                      (In thousands)

                     Net sales                  $    128,192
                     Net income                        6,540

On January 27, 2001, the Company acquired a further 83,350 shares of Orient Cerlane Ltd. representing approximately 4.2% of shares outstanding at that time, for approximately $433,000, including related expenses, increasing its ownership to 63.13%.

                               UNIFRAX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE C - INVENTORIES

The components of inventories consist of the following (in thousands):

                                                               December 31                     September 30
                                                                      2000                             2001
                                                                  --------                         ---------

                     Raw materials and supplies                  $   5,662                        $   7,143
                     Work in process                                 1,187                            1,608
                     Finished products                               9,802                            7,754
                                                                  --------                         ---------
                                                                    16,651                           16,505

                     Adjustment to LIFO Cost                           483                              849
                                                                  --------                         ---------
                                                                  $ 17,134                         $ 17,354
                                                                  ========                         =========


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

                               UNIFRAX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

                               UNIFRAX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

           PCB Inc., Site. The New Carlisle, Indiana, facility received a request for information from the EPA in 1994 concerning potential responsibility for cleanup of the PCB Treatment site located in Kansas City, Kansas and Kansas City, Missouri. Records indicate that a number of capacitors from the New Carlisle facility of the Company were sent to the PCB Treatment site. A response documenting the timely destruction of those materials was submitted to the EPA. In September 1997 the EPA contacted BP America via letter to verify that a total of 10,900 pounds of capacitors and transformers had been sent to the site by BP America/Carborundum. BP America made a payment of $68,000 during 2001 which substantially settled its environmental obligation for this site.
Consequently, the liability, if any, ultimately attributable to BP America or the Company is not expected to have a material adverse effect on the Company's financial position.

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

                               UNIFRAX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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


NOTE E - COMPREHENSIVE INCOME

Comprehensive income for the three-month and nine-month periods ended September 30, 2000 and 2001 consisted of the following (in thousands):

                                    Three months ended Sept 30         Nine months ended Sept 30
                                       2000              2001             2000              2001
                                    -------           -------          -------           -------

Net income                          $ 2,026           $ 1,701          $ 6,133           $ 7,752
Change in foreign currency
   translation adjustment               (64)              817             (135)           (2,042)
                                    -------           -------          -------           -------
Comprehensive income                $ 1,962           $ 2,518          $ 5,998           $ 5,710
                                    =======           =======          =======           =======

NOTE F - INTEREST RATE SWAP AGREEMENTS

Effective October 1, 1999, the company entered into interest rate swap agreements to effectively convert fixed-rate debt with a notional principal amount of $25,000,000 to variable-rate debt. Under the agreements the Company received from, or paid to, the banks an amount computed as the difference between interest based upon a fixed rate of 6.2% per annum, and interest based upon the established LIBOR rate.

                               UNIFRAX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


The Company classified the interest rate swap agreements as fair value hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. Accordingly, the Company recognized the gains or losses on the derivative instruments as well as the offsetting loss or gain on the hedged item attributable to the hedged risk in current earnings during the period of the change in fair values.

The Company's interest rate swap agreements expired on September 30, 2001.

NOTE G - STOCKHOLDERS EQUITY

SERIES A PREFERRED STOCK

On January 20, 2001, the Company declared and paid a dividend on its redeemable cumulative Series A preferred stock of $22.822 per share on 20,500 shares, for a total of $467,849.

NOTE H - EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning January 1, 2002. Management does not believe SFAS No. 141 and No. 142 will have any significant impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements included in this Management Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and of Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will continue," "will result," or words or phrases of similar meaning. Additional oral or written forward looking statements may be made by the Company from time to time, and such statements may be included in documents filed with the Securities and Exchange Commission. Such forward looking statements involve risks and uncertainties which could cause results or outcomes to differ materially from those expressed in such forward looking statements. Among the important factors on which such statements are based are assumptions concerning the continuing strength of the ceramic fiber market on which the Company is substantially dependent, changing prices for ceramic fiber products, acceptance of new products, the status of health and safety issues affecting the ceramic fiber industry in general and the Company in particular, the Company's continuing ability to operate under the restrictions imposed by the substantial indebtedness which it is subject to, the risks associated with international operations, foreign laws, and with transactions in foreign currencies, risks associated with the impact of environmental regulations on the Company's operations and property and related governmental regulations, and the continuing availability of certain raw materials, including vermiculite which is purchased from an overseas source.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS
ENDED SEPTEMBER 30, 2000

Net sales for the third quarter of 2001 increased by $12.5 million or 49.8% from $25.2 million in 2000 to $37.7 million in 2001. Sales for the third quarter of 2001 included the addition of the Saint-Gobain worldwide ceramic fiber business which was acquired by Unifrax in October 2000 (the "Acquisition"). U.S. sales revenues in the third quarter of 2001 were lower than the comparable period of 2000 due to the weakening manufacturing sector in the U.S.

Gross profit increased by $4.3 million or 33.4% from $13.0 million in 2000 to $17.3 million in 2001. Gross profit as a percentage of net sales decreased from 51.6% in 2000 to 46.0% in 2001. The increase in gross profit was due to the higher sales volume. The lower overall gross profit percentage of net sales reflects the effect of lower gross margins in some of the recently-acquired businesses, and weaker margins in North America due to price competition and lower plant capacity utilization.

Selling, general, and administrative expenses increased by $4.5 million or 62.7% from $7.3 million in 2000 to $11.8 million in 2001. SG&A expenses for the third quarter of 2001 included the addition of the Saint-Gobain worldwide ceramic fiber business acquired by Unifrax in October 2000. SG&A expenses were also higher due to additional depreciation and amortization costs associated with the Acquisition. Selling, general, and administrative expenses as a percentage of net sales increased from 28.8% in 2000 to 31.3% in 2001.

Operating income increased by $0.1 million or 1.7% from $5.7 million in 2000 to $5.8 million in 2001, as a result of the factors previously indicated. Operating income as a percentage of net sales decreased from 22.8% in 2000 to 15.4% in 2001.

Interest expense increased by $0.6 million or 23.7% from $2.6 million in 2000 to $3.2 million in 2001 due primarily to the additional debt associated with the Acquisition of the Saint-Gobain ceramic fiber business, offset in part by lower interest costs on certain variable rate borrowings. Interest expense decreased as a percentage of net sales from 10.3% in 2000 to 8.5% in 2001.

Provision for income taxes decreased by $0.2 million or 19.5% from $1.1 million in 2000 to $0.9 million in 2001. The effective income tax rate decreased from 35.2% in 2000 to 34.0% in 2001 primarily as a result of the effective income tax rates of the Company's foreign subsidiaries.

Net income decreased by $0.3 million or 16.0% from $2.0 million in 2000 to $1.7 million in 2001, as a result of the factors previously indicated. Net income as a percentage of net sales decreased from 8.1% in 2000 to 4.5% in 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

Net Sales in the first nine months of 2001 increased by $51.8 million or 72.0% from $71.9 million in 2000 to $123.7 million in 2001. Sales for the first nine months of 2001 included the addition of the Saint-Gobain worldwide ceramic fiber business which was acquired by Unifrax in October 2000 (the "Acquisition"). Sales in the U.S. in the first nine months of 2001 were lower than the comparable period of 2000 due to the increasingly weaker manufacturing sector in the U.S.

Gross profit increased by $20.8 million or 55.5% from $37.4 million in 2000 to $58.2 million in 2001. Gross profit as a percentage of net sales decreased from 52.1% in 2000 to 47.1% in 2001. The increase in gross profit was due to the higher sales volume related to the Acquisition. The lower overall gross profit percentage of net sales reflects the effect of lower gross margins in some of the recently-acquired overseas businesses, price competition in the U.S. and a generally lower margin product mix.

Selling, general, and administrative expenses increased by $16.7 million or 83.5% from $20.0 million in 2000 to $36.7 million in 2001. SG&A expenses for 2001 included the addition of the Saint-Gobain worldwide ceramic fiber business acquired by Unifrax in October 2000. SG&A expenses were also higher due to additional depreciation and amortization costs associated with the Acquisition and higher one time third party professional services. Selling, general, and administrative expenses as a percentage of net sales increased from 27.8% in 2000 to 29.7% in 2001.

Operating income increased by $4.1 million or 23.3% from $17.4 million in 2000 to $21.5 million in 2001, as a result of the factors previously indicated. Operating income as a percentage of net sales decreased from 24.2% in 2000 to 17.5% in 2001.

Interest expense increased by $1.9 million or 24.0% from $7.9 million in 2000 to $9.8 million in 2001 due primarily to the additional debt associated with the acquisition of the Saint-Gobain ceramic fiber business, offset in part by lower interest costs on certain variable rate borrowings. Interest expense decreased as a percentage of net sales from 11.0% in 2000 to 8.0% in 2001.

Provision for income taxes increased by $0.6 million or 18.0% from $3.3 million in 2000 to $3.9 million in 2001. The effective income tax rate decreased from 35.0% in 2000 to 33.1% in 2001, primarily as a result of the effective income tax rates of the Company's foreign subsidiaries.

Net income increased by $1.6 million or 26.4% from $6.1 million in 2000 to $7.7 million in 2001, as a result of the factors previously indicated. Net income as a percentage of net sales decreased from 8.5% in 2000 to 6.3% in 2001.

  LIQUIDITY AND CAPITAL RESOURCES

  During the nine-month period ended September 30, 2001, the Company's cash flows from operating activities increased by $11.4 million or 66.1%, from $17.4 million in 2000 to $28.8 million in 2001. This increase was principally due to higher net income and depreciation and amortization resulting from the addition of the Saint-Gobain worldwide ceramic fiber business which was acquired by Unifrax in October 2000, offset in part by payments of various incentives related to year 2000 performance. In addition, in connection with the Acquisition, Saint-Gobain agreed to compensate the Company for certain liabilities that the Company would be responsible for discharging. Accordingly, during the quarter ended June 30, 2001, Saint-Gobain remitted $9,006,000 to the Company.

  Cash used by investing activities increased by $1.8 million, or 44.5% from $4.1 million in 2000 to $5.9 million in 2001, due to higher capital spending related to replacement and expansion, additional acquisition costs and purchase of additional equity in the Indian subsidiary.

  Cash used by financing activities increased by $9.5 million or 85.0% from $11.1 million in 2000 to $20.6 million in 2001. During the first nine months of 2001 the Company borrowed $1.5 million on its term loan facility and repaid a $1.5 million promissory note to Saint-Gobain. The Company also repaid $14.0 million of its term loans, paid a dividend of $0.5 million on its redeemable cumulative Series A preferred stock, and repurchased $2.0 million of its Senior Notes.

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

  At December 31, 2000, the Company had Federal net operating loss carryforwards totaling approximately $14.6 million which will be available to offset future taxable income. These net operating loss carryforwards expire in 2011 through 2019.

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

  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning January 1, 2002. Management does not believe SFAS No. 141 and No. 142 will have any significant impact on the Company's consolidated financial statements.

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



                                              UNIFRAX CORPORATION



  Date:   November 13, 2001                   By:  /s/ William P. Kelly
       ------------------------               ---------------------------------
                                              William P. Kelly, President and
                                              Chief Executive Officer


  Date:   November 13, 2001                   By:  /s/ Mark D. Roos
       ------------------------               ---------------------------------
                                              Mark D. Roos, Sr. Vice President
                                              and Chief Financial Officer