Form 10-K405
period 2001-12-31
UNIFRAX CORP
filed 2002-03-28
CIK 1021285

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001

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

                        --------------------------------

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

     On October 4, 2000, the Company acquired the capital stock of certain companies and certain assets of other companies that comprised the high performance insulating ceramic fibers business (the "Ceramic Fiber Business") of Compagnie de Saint-Gobain ("Saint-Gobain"), a societe anonyme based in Paris, France (the "Acquisition"). The Ceramic Fiber Business was contained in legal entities which were owned ultimately by Saint-Gobain in France, the United Kingdom, Brazil, Germany, Australia, Venezuela, India, Belgium and Italy.

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

RESEARCH AND DEVELOPMENT

     The research and development group, located at the Company's headquarters, operates in a 9,500 square foot laboratory, including facilities for pilot plant development and traditional research and development activities. Some limited additional research and development expenditure is incurred in the Company's overseas operations.

     The Company has maintained a strong financial commitment to its research and development program. Research and development expense totaled $2,586,000, $2,905,000 and $4,094,000, or approximately 3.0%, 2.6% and 2.6% of net sales during the years 1999, 2000, and 2001, respectively.

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

     The Company has significant competitors in its markets, some of which manufacture ceramic fiber while others purchase ceramic fiber and then reprocess it into products which compete with the Company's products. In the furnace-related markets, the Company's competitors are the Thermal Ceramics business unit of Morgan Crucible, the Vesuvius USA Corporation, a business unit of Cookson Group plc., and the A.P. Green business unit of RHI AG. In the automotive market, the Company's significant competitors include Thermal Ceramics, Minnesota Mining & Manufacturing Company ("3M") and Lydall. Both Lydall and 3M are reprocessors of ceramic fiber.

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

     The Company's PSP also includes elements designed to identify exposed populations, monitor employee and customer exposures and pursue exposure reductions. Initial assessments indicate that most ceramic fiber exposure is confined to the workplace and to a limited population of about 30,000 persons. In the United States, employee and customer exposure monitoring has been conducted by the Company under a rigorous protocol, jointly adopted pursuant to a voluntary consent agreement by the U.S. Environmental Protection Agency ("EPA") and the Refractory Ceramic Fiber Coalition ("RCFC"), the ceramic fiber industry trade association. Under the terms of this agreement, industry and customer workplace monitoring samples were taken for a period of five years concluding in mid-1998. The EPA elected to take no immediate action.

     As part of the industry's ongoing effort to prudently manage the refractory ceramic fiber ("RCF") exposures, on February 11, 2002 the RCFC (of which Unifrax is a member) initiated and signed a voluntary worker protection program with the U.S. Federal Occupational Safety and Health Administration (OSHA). This program, entitled PSP 2002, was developed to assist those workers who use RCF containing products with management of potential health risks associated with inhalation of respirable fiber.

     In the absence of a specific U.S. government standard regulating ceramic fiber exposure, several participants in the industry, including the Company, based on prudence and not significant risk, adopted a recommended exposure guideline ("REG") of one half fiber per cubic centimeter of air. Scientific data available to date has been regarded as insufficient for the purpose of determining a specific broadly-acceptable, science-based RCF exposure threshold. Nonetheless, the industry's recommended exposure guideline provides a quantitative basis to measure progress in implementing PSP objectives to seek continuous reduction in fiber exposure through initiatives that are technically and economically feasible.

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

EMPLOYEES

     As of December 31, 2001, the Company employed approximately 1,055 employees, of which approximately 442 are represented by ten separate unions (called work councils outside the United States). A collective bargaining agreement in the United States, representing 6% of the Company's employees, expires in 2004. Outside the U.S., labor agreements are either state-mandated or Company negotiated with various expiration dates.

SEGMENT AND GEOGRAPHIC INFORMATION

     Reference is made to the information contained in Note 16 to the consolidated financial statements included under Item 8 of this Form 10-K, which is hereby incorporated herein by reference.

ITEM 2.  PROPERTIES

The following table provides a description of the Company's principal facilities.


                                           APPROXIMATE
PLANT SITE                                 SQUARE FEET        STATUS             USE
----------                                 -----------        ------             ---
New Carlisle, IN                             230,000          Owned              Manufacturing
Tonawanda, NY                                186,000          Leased             Manufacturing
Amherst, NY                                   42,000          Leased             Manufacturing
Sanborn, NY                                   10,000          Leased             Manufacturing
Niagara Falls, NY                             33,000          Owned              Headquarters, research laboratory
Vinhedo, S.P., Brazil                         74,000          Owned              Manufacturing
Vinhedo, S.P., Brazil                         17,000          Leased             Warehousing
Dusseldorf, Germany                           49,000          Owned              Processing, distribution
Valencia, Venezuela                           12,000          Leased             Manufacturing
Lomas de Zamora, B.A., Argentina              11,000          Leased             Distribution
Thomastown, Australia                         75,000          Owned              Manufacturing
Lorette, France                               87,000          Owned              Manufacturing
Ambert, France                                54,000          Owned              Manufacturing
Batistaff, France                              7,500          Leased             Manufacturing
Rainford, England                            130,000          Owned              Manufacturing
Lakhtar, India                                37,000          Owned              Manufacturing


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

     On October 4, 2000, the Company and its subsidiaries acquired the insulating ceramic fiber business owned by Compagnie de Saint-Gobain ("Saint-Gobain"). Under the terms of the negotiated transaction, the Company issued $9,500,000 of subordinated notes to a wholly owned subsidiary of Saint-Gobain, and the Company issued $20,500,000 of its Series A convertible preferred stock to its parent holding company, Unifrax Holding Co., which then pledged the preferred stock to Saint-Gobain as security for subordinated notes issued by the holding company. The securities issued by the Company in the transaction were exempt from registration under the Securities Act of 1933 by the exemption provided by Section 4(2) of the act.

     On October 4, 2001 the Company increased its subordinated promissory note to SEPR from $8,000,000 to $12,000,000. On the same date, the subordinated notes issued by the Company's parent holding company, Unifrax Holding Co., to SEPR were reduced by $4,000,000, from $20,500,000 to $16,500,000. The liquidation preference value of the Series A convertible preferred stock issued by Unifrax Corporation to Unifrax Holding Co. and pledged to Saint-Gobain as security for the subordinated notes, was also reduced by $4,000,000.

     On January 20, 2001, the Company declared and paid a dividend on its redeemable cumulative Series A preferred stock of $22.822 per share on 20,500 shares, for a total of $467,849. On December 18, 2001, the Company declared a dividend on its redeemable cumulative Series A preferred stock of $66.572 per share on 20,500 shares, for a total of $1,364,733. Unifrax Holding Co. then used the proceeds of their dividend from Unifrax Corporation to pay the interest due to SEPR on the outstanding subordinated notes.

     The Company did not pay dividends on its common stock during 2000 or 2001 and does not currently intend to pay dividends on its common stock in the foreseeable future. Future decisions as to the payment of dividends will be at the discretion of the Company's Board of Directors, subject to applicable law. The Company's ability to pay dividends on its common stock is also subject to the covenants contained in its Credit Agreement and the Indenture for the Company's 10.5% Senior Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

     The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements and related notes in Item 8 of this Form 10-K.



                                                                                   YEAR ENDED DECEMBER 31
                                                            1997            1998           1999           2000            2001
                                                            ----            ----           ----           ----            ----
STATEMENT OF INCOME DATA:
Net Sales                                                $87,111         $85,499        $85,089        $111,982       $158,439
Income before interest, income taxes and
    minority interest                                     20,039          18,338         19,101         23,082          25,511
Interest expense                                          12,537          11,988         11,335         11,692          12,626
Provision for income taxes                                 1,937           2,305          2,792          4,241          (2,264)
Minority interest                                              -               -              -             52             187
                                                          ------          ------         ------         ------         -------
Net income                                                $5,565          $4,045         $4,974         $7,097         $14,962
                                                          ======          ======         ======         ======         =======

OTHER DATA:
EBITDA (a)                                               $25,382         $23,980        $24,831        $29,913         $36,208
Depreciation and amortization                              5,323           5,649          5,420          6,725          10,724
Cash Flows From Operating Activities                      13,987           9,243         12,684         23,368          29,821
Cash Flows From Investing Activities                      (9,276)         (3,759)        (3,177)       (57,615)         (7,395)
Cash Flows From Financing Activities                      (5,250)         (5,800)        (9,550)        36,845         (21,708)

BALANCE SHEET DATA (AT PERIOD END):
Working capital                                          $12,921          $4,858         $9,447        $31,370         $17,060
Long Term Debt                                           122,500         105,950        100,900        126,023         106,095
Total assets                                              90,462          88,654         84,578        162,532         146,835
Total liabilities                                        136,641         130,778        122,009        170,701         148,123
Stockholders' Deficit                                    (48,715)        (44,810)       (40,267)       (32,888)        (21,715)




(a) "EBITDA" means earnings from operations before interest expense, taxes, profits or losses on sales or disposals of fixed assets, depreciation, and amortization. EBITDA is included because management believes that it is an indicator used by investors to gauge a company's ability to service its interest and long term debt principal obligations. EBITDA should not be considered in isolation from, as a substitute for, or as being more meaningful than net income, cash flows from operating, investing and financing activities or other income or cash flow statement data prepared in accordance with generally accepted accounting principles and should not be construed as an indication of the Company's operating performance or as a measure of liquidity. EBITDA, as presented herein, may be calculated differently by other companies and, as such, EBITDA amounts presented herein may not be comparable to other similarly titled measures of other companies.

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

RESULTS OF OPERATIONS

                                                    YEAR ENDED DECEMBER 31
                                             1999            2000          2001
                                       ----------     -----------     ---------

Net sales                                   100.0%          100.0%        100.0%
Cost of goods sold                           50.3            50.5          53.5
                                       ----------     -----------     ---------
Gross profit                                 49.7            49.5          46.5
Selling, general and administrative          27.0            28.8          30.6
                                       ----------     -----------     ---------
Operating income                             22.7%           20.7%         15.9%


YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

     Net Sales increased by $46.4 million or 41.5% from $112.0 million in 2000 to $158.4 million in 2001. Sales for 2001 included the benefit of an additional 9 months of sales of the ceramic fiber business acquired by Unifrax from Saint-Gobain in October 2000, which totaled approximately $55 million, offset by the overall weakness in the North American market in the second half of the year, particularly in furnace related markets, including primary metals, petrochemical, power, glass and ceramics. Automotive catalytic converter support systems and porosity-controlled products showed some growth.

     Gross Profit increased by $18.3 million or 32.9% from $55.4 million in 2000 to $73.7 million in 2001. Gross Profit as a percentage of net sales decreased from 49.5% in 2000 to 46.5% in 2001. The increase in gross profit was due to higher sales volume as a result of the acquisition from Saint-Gobain. The lower overall gross profit percentage of net sales reflects the effect of lower gross margins in some of the recently-acquired businesses, more severe price competition, and the effect of lower plant utilization in North American operations.

     Selling, general, and administrative expenses increased by $16.3 million or 50.6% from $32.2 million in 2000 to $48.5 million in 2001. SG&A expenses in 2001 included an additional 9 months of costs relating to the ceramic fiber business acquired in October 2000, which totaled approximately $17 million, and one-time costs associated with the consolidation of the acquired businesses.

     Operating income increased by $1.9 million or 8.2% from $23.2 million in 2000 to $25.1 million in 2001, as a result of the factors previously indicated.

     Other (expense) income changed by $0.8 million from an expense of $0.4 million in 2000 to an income of $0.4 million in 2001 due primarily to a gain on the sale of a small product line during 2001, realized gains from sales of investments, income from the redemption of senior notes, and gains on foreign exchange in various currencies.

     Interest expense increased by $0.9 million or 8.0% from $11.7 million in 2000 to $12.6 million in 2001 due to the additional debt associated with the acquisition of the Saint-Gobain ceramic fiber business offset by lower interest rates on certain variable-rate borrowings. Interest expense decreased as a percentage of net sales from 10.4% in 2000 to 8.0% in 2001.

     The provision for income taxes changed by $6.5 million from an expense of $4.2 million in 2000 to a benefit of $2.3 million in 2001. During 2001, the Company reversed the remaining deferred tax asset valuation allowance that was established in connection with the Recapitalization, resulting in a one-time, non-cash benefit of $7.3 million. Excluding this one-time, non-cash benefit, the effective income tax rate increased from 37.2% in 2000 to 38.7% in 2001.

     Net income increased by $7.9 million or 110.8% from $7.1 million in 2000 to $15.0 million in 2001, as a result of the factors previously indicated. Net income as a percentage of net sales increased from 6.3% in 2000 to 9.4% in 2001.

     EBITDA increased by $6.3 million or 21.0% from $29.9 million in 2000 to $36.2 million in 2001. The increase in EBITDA is principally attributable to the factors affecting operating income which were discussed above. EBITDA as a percent of net sales decreased from 26.7% in 2000 to 22.9% in 2001.

     Capital expenditures increased by $1.0 million or 15.4% from $6.1 million in 2000 to $7.1 million in 2001.

     Working capital decreased from $31.4 million in 2000 to $17.1 million in 2001. The decrease is due primarily to lower trade receivables and inventories and the receipt, during 2001, of the reimbursement from Saint-Gobain for certain liabilities assumed in connection with the Acquisition, amounting to $8.3 million plus associated interest, which was primarily used to repay long term debt.

     Cash flows from operating activities increased by $6.5 million or 27.6% from $23.3 million in 2000 to $29.8 million in 2001, principally due to the receipt of the reimbursement from Saint-Gobain for certain liabilities assumed in connection with the Acquisition. Cash outflows from investing activities decreased by $50.2 million from $57.6 million in 2000 to $7.4 million in 2001 due to the acquisition of the Saint-Gobain ceramic fiber business in October 2000 partially offset by higher capital expenditures, as discussed previously. Cash inflows from financing activities changed by $58.5 million from an inflow of $36.8 million in 2000 to an outflow of $21.7 million in 2001 as a consequence of the receipt of proceeds from the issuances of long term debt, preferred stock and revolving loans in 2000, and repayments of revolving loans and long term borrowings in 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

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

     On October 4, 2000, the Company and its subsidiaries acquired the insulating ceramic fiber business owned by Compagnie de Saint-Gobain ("Saint-Gobain"). Under the terms of the acquisition of the Saint-Gobain Ceramic Fiber Business (the "Acquisition"), the Company issued $9,500,000 of subordinated notes to a wholly owned subsidiary of Saint-Gobain, and the Company issued $20,500,000 of its Series A convertible preferred stock to its parent holding company, Unifrax Holding Co., which then pledged the preferred stock to Saint-Gobain as security for subordinated notes issued by the holding company.

     The Saint-Gobain notes mature June 30, 2004, are subordinate to all currently outstanding debt, and bear interest generally at 7.0% through December 31, 2001, then 8.5% through December 31, 2002 and 10.0% thereafter. During 2001, the Company borrowed an additional $1,500,000 under the Credit Agreement with its banks, and repaid as required $1,500,000 of the subordinated notes to SEPR, reducing the balance outstanding from $9,500,000 to $8,000,000. In accordance with the terms of the subordinated promissory note, the note payable to SEPR was increased by $4,000,000 on October 4, 2001 to $12,000,000. On the same date the subordinated notes of $20,500,000 issued by Unifrax Holding Co. to SEPR were reduced by $4,000,000 to $16,500,000. The liquidation preference value of the Series A convertible preferred stock issued by Unifrax Corporation to Unifrax Holding Co. and pledged to Saint-Gobain as security for the subordinated notes, was also reduced by $4,000,000.

     At December 31, 2001, the Company had outstanding borrowings of $7.0 million on its term loan facilities and $2.3 million on its revolving credit facilities.

     On January 20, 2001 the Company declared and paid a dividend on its redeemable cumulative Series A preferred stock of $22.822 per share on 20,500 shares, for a total of $467,849. On December 18, 2001, the Company declared a dividend on its redeemable cumulative Series A preferred stock of $66.572 per share on 20,500 shares, for a total of $1,364,733.

     On January 22, 2002, the SEC issued a financial reporting release, FR-61, Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations, which provides specific considerations for MD&A disclosures. FR-61 focuses on MD&A disclosure about liquidity and off-balance sheet arrangements (including special purpose entities), trading activities that include non-exchange traded commodity contracts accounted for at fair value, and effects of transactions with related and certain other parties.

     The Credit Agreement contains various restrictive covenants which include, but are not limited to, a minimum fixed charge coverage ratio, a maximum funded debt to EBITDA ratio, a minimum interest coverage ratio, and restrictions on capital expenditures, distributions, restricted investments, and additional debt, as defined. In addition, the Indenture for the Company's 10.5% Senior Notes contains certain restrictive covenants including requirements that the Company meet certain financial ratio tests and limitations on the ability of the Company to incur additional indebtedness. To the best of its knowledge and belief, the Company has continued to be in compliance, or has obtained valid waivers of any default, as of December 31, 2001, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of the Company's obligations under the Credit Agreement and the Indenture for the Company's 10.5% Senior Notes and foreclosure on the collateral securing such obligations.

     Disclosures about contractual obligations and commercial commitments are included in various parts of this report on Form 10-K, including Note 5 - Long Term Debt and Seller Note, Note 6 - Fair Value of Financial Instruments and Note 12 - Lease Commitments and Rentals to the Company's consolidated financial statements. A summary of significant contractual obligations is as follows:

                                                OPERATING
                                 DEBT             LEASE
                              MATURITIES       COMMITMENTS          TOTAL
                              ----------       -----------          -----
         2002               $        9,169    $       1,620    $       10,789
         2003                       94,032            1,415            95,447
         2004                       12,032            1,120            13,152
         2005                           31              935               966
         2006                            -              898               898
         Therafter                       -            8,406             8,406
                            --------------    -------------    --------------
                            $      115,264    $      14,394    $      129,658
                            ==============    =============    ==============


     Management believes that cash flows from operations and borrowings under the available credit facility will be adequate to meet the Company's operating requirements and planned capital expenditures over the next 12 months. See "Forward Looking Statements."

     The Company has entered into a tax sharing agreement with Holding. The results of its operations are included in the consolidated U. S. corporate income tax return of Holding. The Company's provision for income taxes is computed as if the Company filed its annual tax returns on a separate company basis. The current portion of the income tax provision will be satisfied by a payment to or from Holding.

     At December 31, 2001, the Company had U.S. Federal and state net operating loss carryforwards totaling approximately $13 million which will be available to offset future taxable income. These net operating loss carryforwards expire in 2012 through 2022.

LEGAL PROCEEDINGS

     Reference is made to the information included in Note 13 to the consolidated financial statements of the Company included under Item 8 in this Form 10-K, which is hereby incorporated herein by reference.

DISCLOSURES ABOUT CRITICAL ACCOUNTING POLICIES

     On December 12, 2001, the SEC issued a financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies ("FR-60"). The SEC's Cautionary Advice alerts public companies to the need for improved disclosures about critical accounting policies. FR-60 defines "critical accounting policies" as those most important to the financial statement presentation and that require the most difficult, subjective, complex judgments. FR-60 calls for MD&A discussion of critical accounting policies, the related judgments and uncertainties associated with the application of those accounting policies, and the sensitivity of the amounts reported in the financial statements to material changes were different conditions and assumptions to apply.

     The Company's accounting policies are disclosed in Note 1 - Significant Accounting Policies to the Company's consolidated financial statements. The more critical of the Company's accounting policies are described below.

     Accounts Receivable - Foreign Currency: The Company generates a significant portion of its revenues and corresponding accounts receivable from sales denominated in currencies other than the U.S. dollar. As of December 31, 2001, approximately $20 million of the Company's accounts receivable were denominated in approximately 10 foreign currencies, of which $13.3 million are denominated in Euros. Historically, the foreign currency gains and losses on these receivables have not been significant, and the Company has determined that foreign currency derivative products are generally not required to hedge its exposure. If there were a significant decline in the Euro exchange rate, the U.S. dollar equivalents the Company would receive from its customers could be materially less than the reported amount. A decline in the exchange rate of the Euro to the U.S. dollar of approximately 10% from the rate as of December 31, 2001 would result in an exchange loss of approximately $1.3 million.

     Ceramic Fiber Contingencies - From time to time Unifrax and other manufacturers of ceramic fibers have been named as defendants in lawsuits alleging death or personal injury or worker's compensation claims as a result of exposure in the manufacture and handling of ceramic fiber and other products. The Company believes the lawsuits brought against it have been without merit and the litigation currently pending, or to its knowledge threatened, will not have a material adverse effect on the financial condition or results of operations of the Company. The Company's belief is based on the fact that, although animal studies have indicated that ceramic fiber inhaled by test animals at elevated doses can cause disease, there is no evidence that exposure to refractory ceramic fiber has resulted in disease in humans. In addition, BP America and SEPR have agreed to indemnify the Company, subject to certain limitations, against certain losses resulting from alleged or actual exposure to ceramic fibers. However, in the case of BP America, this indemnity is dependent upon the Company maintaining its Product Stewardship Program consistent with the program maintained by the Company prior to the BP Closing, as modified in a commercially reasonable manner in accordance with changing regulatory, scientific and technical factors. In the Company's opinion, the Product Stewardship Program has been maintained in a manner consistent with these requirements. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected should assumptions with respect to ceramic fiber claims change.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     During 2001, the Emerging Issues Task Force ("EITF") issued guidance in the form of discussion topic D-98, Classification and Measurement of Redeemable Securities, which is effective for quarters ending after December 15, 2001. Topic D-98 clarified what is contemplated by Rule 5-02.28 of Regulation S-X when considering whether or not the decision regarding potential redemption of redeemable securities is solely within the control of the issuer. Under the guidance of Topic D-98, the decision regarding potential redemption of the

Company's redeemable preferred stock is not considered to be solely within the control of the Company. In accordance with S-X Rule 5-02.28, companies issuing redeemable securities for which redemption is not solely within the control of the issuer are required to classify the liquidation preference value of such securities outside of permanent equity. Accordingly, in the fourth quarter of 2001, the Company reclassified amounts related to its Series A and Series B preferred stock out of permanent equity. As required by Topic D-98, this change has been applied retroactively.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the statement is not expected to have any impact on the net income of the Company.

     In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the criteria for classifying an asset as held-for-sale are significantly changed from prior treatment. Assets which are to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized.

     The Company will apply this new rule beginning in the first quarter of 2002. The Company has determined that implementation of this new rule will not impact the financial position of the Company as of January 1, 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

     The Company is exposed to certain market risks, principally changes in interest rates and foreign currency exchange. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

     The Company has various long-term indebtedness outstanding at December 31, 2000 and 2001, and had also entered into interest rate swap agreements which expired September 30, 2001, to effectively convert fixed-rate debt with a notional principal amount of $25,000,000 to variable-rate debt. The interest impact of an increase in interest rates of 100 basis points (1%) would be as follows:


INSTRUMENT                                     INTEREST RATE                              IMPACT ON EARNINGS
----------                                     -------------                              ------------------
                                                                                               December 31
                                                                                          2000                  2001
                                                                               -----------------     ---------------
                                                                                               (In thousands)

Credit Agreement                            Variable, based on LIBOR              $       (294)         $        (31)
Credit Agreement                            Variable, based on CDI                          -                    (61)

Senior Notes                                Fixed                                           -                     -
Subordinated Promissory Notes               Fixed                                           -                     -

Interest Rate Swap Agreement                Variable                                      (250)                   -
                                                                                  ------------          ------------
                                                                                          (544)                  (92)

Less tax benefit                                                                           190                    32
                                                                                  ------------          ------------

Net income reduction                                                              $       (354)         $        (60)
                                                                                  ============          =============



     Effective January 30, 2002, the Company entered into an interest rate swap agreement with Bank of America N.A. which will mature November 1, 2003, to effectively convert fixed-rate debt with a notional principal amount of $25,000,000 to variable-rate debt. Under the terms of the agreement, Unifrax will receive 10.50% and will pay 3 month LIBOR plus 7.30%, compounded quarterly and paid semi-annually on the interest payment dates associated with the Senior Notes. The initial calculated variable rate was 9.17%.

     A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States, the United Kingdom, France, Germany, Brazil, Venezuela, Australia, and India using materials purchased internationally, and sells into those and other worldwide markets. Additionally, the Company operates a branch sales office in Argentina. The Company and its subsidiaries invoice their products both in local and foreign currencies. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets into which the Company sells its products. For example, when the U.K. Pound Sterling strengthens relative to the Euro, the value of sales from the U.K. which are denominated in Euros decreases when translated back to Sterling. When the U.S. Dollar strengthens against other currencies, the price of competitive imports into the U.S. from those other countries often decreases. To mitigate the short-term effect of exchange rate changes on the Company's purchases, sales and financial results in its various locations, the Company may from time to time hedge its exposure to certain currencies by entering into foreign exchange contracts. During 2000 and 2001, the Company did not enter into any foreign exchange contracts. The significant devaluation of the Argentinean peso in January 2002 did not have a material impact on the Company's results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                                                                                PAGE IN
                                                                               FORM 10-K
                                                                               ---------
Report of Independent Auditors..............................................         18
Consolidated Balance Sheets as of December 31, 2000 and 2001................         19
Consolidated Statements of Income for the Years Ended
     December 31, 1999, 2000 and 2001.......................................         20
Consolidated Statements of Stockholders' Deficit for the Years Ended
     December 31, 1999, 2000 and 2001.......................................         21
Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999, 2000 and 2001.......................................         22
Notes to Consolidated Financial Statements .................................         23


                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Unifrax Corporation

We have audited the accompanying consolidated balance sheets of Unifrax Corporation as of December 31, 2000 and 2001, and the related consolidated statements of income, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unifrax Corporation at December 31, 2000 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        /s/ Ernst & Young LLP



Buffalo, New York
March  6, 2002

                               UNIFRAX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, except share and per share amounts)


                                                                                                          DECEMBER 31
                                                                                                      2000            2001
                                                                                               ---------------------------
ASSETS
Current assets:
   Cash                                                                                        $     2,649     $     3,219
   Marketable securities and investments                                                               200             253
   Accounts receivable, trade, less allowance of $1,977 and $2,061, respectively                    37,068          28,481
   Accounts receivable, Saint-Gobain                                                                10,091              52
   Inventories                                                                                      17,134          16,305
   Deferred income taxes                                                                             2,114           1,602
   Prepaid expenses and other current assets                                                           691           3,019
                                                                                               ---------------------------
Total current assets                                                                                69,947          52,931
Property, plant and equipment, net                                                                  71,351          69,109
Deferred income taxes                                                                               17,288          21,323
Financing costs, net of accumulated amortization of $2,358 and $3,606, respectively                  3,009           1,933
Marketable securities and investments                                                                  591           1,211
Other assets                                                                                           346             328
                                                                                               ---------------------------
                                                                                               $   162,532     $   146,835
                                                                                               ===========================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current portion of long-term debt                                                           $     8,880     $     9,169
   Accounts payable                                                                                 11,497           9,793
   Accounts payable, related parties                                                                   105           2,054
   Accrued expenses                                                                                 18,095          14,855
                                                                                               ---------------------------
Total current liabilities                                                                           38,577          35,871

Long-term debt                                                                                     126,023         106,095
Accrued postretirement benefit cost                                                                  3,491           3,578
Other long-term obligations                                                                          1,037             909
Deferred income taxes                                                                                1,573           1,670

Minority interest                                                                                      887             910

Redeemable cumulative Series A preferred stock--$0.01 par value;
   non-voting; 30,000 shares authorized; 20,500 shares issued and
   outstanding, at liquidation preference value                                                     20,846          16,381
Redeemable convertible cumulative Series B preferred stock--$0.01 par value; voting; 10,000 shares authorized; 1,667 shares issued
   and outstanding, at liquidation preference value                                                  2,986           3,136

STOCKHOLDERS' DEFICIT
Common stock--$0.01 par value; 40,000 shares authorized;
   20,000 shares issued and outstanding                                                                  -               -
Additional paid-in capital                                                                          39,188          37,670
Accumulated deficit                                                                                (72,290)        (57,328)
Accumulated other comprehensive income (loss)                                                          214          (2,057)
                                                                                               ----------------------------
                                                                                                   (32,888)        (21,715)
                                                                                               ----------------------------
                                                                                               $   162,532     $    146,835
                                                                                               ============================


See accompanying notes to consolidated financial statements.

                               UNIFRAX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands)


                                                                                            DECEMBER 31
                                                                              1999             2000              2001
                                                                       ------------------------------------------------

Net sales                                                              $      85,089    $   111, 982     $      158,439

Cost of goods sold                                                            42,765           56,530            84,765
                                                                       ------------------------------------------------
Gross profit                                                                  42,324           55,452            73,674

Selling, general and administrative expenses                                  22,972           32,240            48,548
                                                                       ------------------------------------------------
Operating income                                                              19,352           23,212            25,126

Royalty income, net of related expenses                                          350              245                 -
Other (expense) income                                                          (601)            (375)              385
                                                                       ------------------------------------------------
Income before interest, income taxes and minority interest                    19,101           23,082            25,511

Interest expense                                                             (11,335)         (11,692)          (12,626)
                                                                       -------------------------------------------------
Income before income taxes and minority interest                               7,766           11,390            12,885

Provision for income taxes                                                     2,792            4,241            (2,264)
                                                                       -------------------------------------------------
Income before minority interest                                                4,974            7,149            15,149

Minority interest                                                                  -               52               187
                                                                       ------------------------------------------------
Net income                                                             $       4,974    $       7,097     $      14,962
                                                                       ================================================



See accompanying notes to consolidated financial statements.

                               UNIFRAX CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
               (In Thousands, except share and per share amounts)


                                                                                          Accumulated
                                                                        Additional           Other            Total
                                              Common       Paid-In      Accumulated      Comprehensive    Stockholders'
                                               Stock       Capital        Deficit        Income (Loss)       Deficit
                                        ---------------------------------------------------------------------------------

 Balance at January 1, 1999               $       -        $39,834       $(84,361)          $   (283)          $(44,810)

 Net income                                       -              -          4,974                  -              4,974
 Foreign currency translation
   adjustment                                     -              -              -               (281)              (281)
                                                                                                            -----------
 Comprehensive income                                                                                             4,693
 Accumulated Series B preferred
   stock dividends ($90 per share)                -           (150)             -                  -               (150)

                                        -------------------------------------------------------------------------------

 Balance at December 31, 1999                     -         39,684        (79,387)              (564)           (40,267)

 Net income                                       -              -          7,097                  -              7,097
 Foreign currency translation
   adjustment                                     -              -              -                778                778
                                                                                                            ------------
 Comprehensive income                                                                                             7,875
 Accumulated Series A preferred
   stock dividends ($17 per share)                -           (346)             -                  -               (346)
 Accumulated Series B preferred
   stock dividends ($90 per share)                -           (150)             -                  -               (150)
                                        -------------------------------------------------------------------------------

 Balance at December 31, 2000                     -         39,188        (72,290)               214            (32,888)

 Net income                                       -              -         14,962                  -             14,962
 Foreign currency translation
   adjustment                                     -              -              -             (2,248)            (2,248)
 Minimum pension liability
   adjustment, net of taxes of $53                -              -              -                (87)               (87)
 Unrealized gain on marketable
   equity securities                              -              -              -                 64                 64
                                                                                                           ------------
 Comprehensive income                                                                                            12,691
 Accumulated Series A preferred
   stock dividends ($67 per share)                -         (1,368)             -                  -             (1,368)
 Accumulated Series B preferred
   stock dividends ($90 per share)                -           (150)             -                  -               (150)
                                        -------------------------------------------------------------------------------

 Balance at December 31, 2001             $     -          $37,670       $(57,328)          $ (2,057)          $(21,715)
                                        ===============================================================================



See accompanying notes to consolidated financial statements.

                               UNIFRAX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                            DECEMBER 31
                                                                                1999            2000               2001
                                                                       ------------------------------------------------
OPERATING ACTIVITIES
Net income                                                             $       4,974    $       7,097     $       14,962
Adjustments to reconcile net income to cash
     provided by operating activities:
       Depreciation and amortization                                           5,420            6,725             10,724
       Provision for deferred income taxes                                     2,857            3,182             (5,304)
       Minority interest                                                          -                52                 23
       Other adjustments                                                          29              194                (83)
       Changes in operating assets and liabilities
          net of businesses acquired:
          Accounts receivable                                                 (1,678)            (572)            14,878
          Inventories                                                            940              700                266
          Prepaid expenses and other current assets                              (13)              38             (2,347)
          Accounts payable and accrued expenses                                  270            6,104             (3,505)
          Accrued postretirement benefit cost                                   (116)              73                 87
          Other long-term liabilities                                              1             (225)               120
                                                                       ----------------------------------------------------
Cash provided by operating activities                                         12,684           23,368             29,821

INVESTING ACTIVITIES
Payments for businesses acquired, net of cash acquired                             -          (51,383)                 -
Capital expenditures                                                          (3,211)          (6,144)            (7,092)
Proceeds from sales of marketable securities                                       -                -              1,016
Purchases of marketable securities                                                 -                -             (1,538)
Other                                                                             34              (88)               219
                                                                       ----------------------------------------------------
Cash used in investing activities                                             (3,177)         (57,615)            (7,395)

FINANCING ACTIVITIES
Dividends paid                                                                     -                -               (468)
Borrowings under revolving loans                                              42,000           39,555             19,581
Proceeds from long-term debt                                                       -           23,554                  -
Proceeds from issuance of preferred stock                                          -           20,500                  -
Repayments of revolving loan                                                 (38,800)         (38,833)           (22,856)
Repayments of long-term borrowings                                            (5,750)          (6,431)           (17,965)
Repayment of amounts due affiliates                                           (7,000)               -                  -
Deferred financing fees                                                            -           (1,500)                 -
                                                                       -------------------------------------------------
Cash provided by (used in) financing activities                               (9,550)          36,845            (21,708)
Net effect of exchange rate changes on cash                                        -               51               (148)
                                                                       --------------------------------------------------
Net increase (decrease) in cash                                                  (43)           2,649                570
Cash at beginning of year                                                         43                -              2,649
                                                                       -------------------------------------------------
Cash at end of year                                                    $           -     $      2,649     $        3,219
                                                                       =================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   CASH PAID DURING THE YEAR FOR:
     Interest                                                          $       11,813    $     11,263     $       12,985
     Income taxes                                                                  80             365              3,574


See accompanying notes to consolidated financial statements

                               UNIFRAX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

     During 2001, the Emerging Issues Task Force ("EITF") issued guidance in the form of discussion topic D-98, Classification and Measurement of Redeemable Securities, which is effective for quarters ending after December 15, 2001. Topic D-98 clarified what is contemplated by Rule 5-02.28 of Regulation S-X when considering whether or not the decision regarding potential redemption of redeemable securities is solely within the control of the issuer. Under the guidance of Topic D-98, the decision regarding potential redemption of the Company's redeemable preferred stock is not considered to be solely within the control of the Company. In accordance with Rule 5-02.28, companies issuing redeemable securities for which redemption is not solely within the control of the issuer are required to classify the liquidation preference value of such securities outside of permanent equity. Accordingly, in the fourth quarter of 2001, the Company reclassified amounts related to its Series A and Series B preferred stock out of permanent equity. As required by Topic D-98, this change has been applied retroactively.

CERTAIN RISKS AND UNCERTAINTIES

     The Company manufactures heat resistant ceramic fiber products for sale generally to automotive, commercial, and industrial customers throughout the world. The Company maintains adequate allowances for potential credit losses, performs ongoing credit evaluations, and generally does not require collateral.

     As of December 31, 2001, the Company employed approximately 1,055 employees, of which approximately 442 are represented by ten separate unions (called work councils outside the United States). A collective bargaining agreement in the United States, representing 6% of the Company's employees, expires in 2004. Outside the U.S., labor agreements are either state-mandated or Company negotiated with various expiration dates.

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

TRANSLATION OF FOREIGN COMPANY FINANCIAL STATEMENTS

     The financial statements of the Company's foreign subsidiaries, excluding the Company's legal branch in Argentina, are translated into U.S. dollars assuming the functional currency of the foreign subsidiaries is the applicable local currency. Accordingly, income and expense items are translated using weighted average exchange rates during the period and assets and liabilities are translated using period-end exchange rates. Equity is translated using historical exchange rates. Gains or losses on translations are accumulated in other comprehensive income (loss) in the stockholders' deficit section of the balance sheet.

     The Company has determined that the Brazilian real is the functional currency of its Argentinean branch, which is owned by the Company's Brazilian subsidiary. A combination of current and historical rates is used to determine foreign currency gains and losses from financial statements translation. Translation gains and losses for the Argentinean branch are reported directly in the consolidated statements of income.

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

SHIPPING AND HANDLING COSTS

     Freight costs incurred in connection with shipping products to customers, a portion of which may be billed to the customers, are included in selling, general and administrative expenses in the accompanying statements of income. Such costs totaled $828,000, $2,387,000 and $5,002,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INVENTORIES

     Inventories are valued at the lower of cost or net realizable value. The cost of approximately 50% of inventories at December 31, 2000 and 2001, comprising substantially all inventories in the U.S., is determined by the last-in, first-out method (LIFO). Cost for the non-U.S. entities is principally determined using the weighted-average method or, in some cases, the first-in-first-out (FIFO) method.

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

INCOME TAXES

     The Company has entered into a tax sharing agreement with Holding. The results of the Company's U.S. operations are currently included in the consolidated U.S. corporate income tax return of Holding. The Company's provision for income taxes is computed as if the Company filed its annual tax returns on a separate company basis. The current portion of the income tax provision is satisfied by a payment to or from Holding.

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rate and laws that apply in the periods in which the deferred tax asset or liability is expected to be realized or settled. The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries, totaling approximately $4.5 million at December 31, 2001, as the Company does not currently expect those unremitted earnings to reverse and become taxable in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner.

     A valuation allowance is recorded against deferred tax assets resulting from net operating losses and deductible temporary differences when it is more likely than not that the deferred tax asset will not be realized. There are no valuation allowances recorded as of December 31, 2001.

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

ADVERTISING COSTS

     Advertising costs, which consist principally of advertisements in trade journals, brochures, and attendance at trade shows, are expensed as incurred. Advertising costs totaled $771,000, $791,000 and $998,000 for the years ended December 31, 1999, 2000 and 2001 respectively.

RESEARCH AND DEVELOPMENT COSTS

     Product research and development costs are charged to expense as incurred. Research and development expense for the years ended December 31, 1999, 2000 and 2001 were $2,586,000, $2,905,000 and $4,094,000 respectively.

HEALTH, SAFETY AND ENVIRONMENTAL QUALITY PROGRAMS

     Costs associated with the Company's Health, Safety and Environmental Quality ("HSEQ") programs, which include the Company's Product Stewardship Program, the Ceramic Fibers Advisory Board, ongoing employee health studies and workplace exposure monitoring studies, are expensed as incurred. Amounts charged to operations during the years ended December 31, 1999, 2000 and 2001, relating to HSEQ totaled $1,374,000, $1,307,000 and $1,643,000, respectively, and are included in selling, general and administrative expenses in the accompanying statements of income.

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


FINANCIAL INSTRUMENTS

     The Company periodically enters into interest rate swap agreements to effectively convert a portion of fixed-rate debt into variable-rate debt. All payments and receipts under the swap agreements are recorded as adjustments to interest expense.

     The Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, "SFAS 133" which is required to be adopted in years beginning after June 15, 2000. The Company adopted the new statement effective January 1, 2001. The cumulative effect of adopting SFAS 133 was not material. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not qualifying hedges must be adjusted to fair value through income. If the derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

RECLASSIFICATIONS

     Certain reclassifications of 2000 and 1999 information have been made to conform with the 2001 presentation.

2. BUSINESS ACQUISITIONS

     On October 4, 2000, the Company acquired the capital stock of certain companies and certain assets of other companies that comprised the high performance insulating ceramic fibers business (the "Ceramic Fiber Business") of Saint-Gobain.

     The Ceramic Fiber Business was managed by Societe Europeenne de Produits Refractaires and was contained in the following legal entities which were owned ultimately by Saint-Gobain in the percentages indicated:


                                                                               PERCENTAGE             TYPE OF
                                                                                    OWNED         ACQUISITION
                                                                                    -----         -----------

Carborundum France SA and subsidiaries (Carborundum Belgium SA-                   100.00%               Stock
  100%; Batistaff SA (France) - 99.76%)
Unifrax Limited (United Kingdom) and subsidiaries (Carborundum Italia,              99.85               Stock
Srl (Italy) - 99.85%; Orient Cerlane Limited (India) - 58.87%)
Carborundum Deutschland GmbH (Germany)                                                100               Asset
Carborundum Australia Pty. Ltd. (Australia)                                           100               Asset
Fibrasil Fibras Ceramicas Ltda. (Brazil)                                              100               Stock
CIT Carborundum de Venezuela, CA                                                    93.38               Stock



     The purchase price was $58,500,000, subject to a purchase price adjustment as defined in the stock and asset purchase agreement. The purchase price adjustment process was completed in June 2001 with no significant change in the original purchase price. In connection with the Acquisition, Saint-Gobain agreed to compensate the Company for certain liabilities that the Company would be responsible for discharging. Accordingly, in June 2001, Saint-Gobain paid the Company $8,803,000, representing compensation for $8,309,000 of liabilities plus interest. The Company financed the Acquisition with $28,500,000 drawn under a new senior Credit Agreement, a subordinated note payable to Saint-Gobain for $9,500,000 and $20,500,000 fair value of Series A Preferred Stock issued to Holding in exchange for Holding issuing a $20,500,000 subordinated note payable to Saint-Gobain.

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Acquisition has been accounted for under the purchase method of accounting, and the results of operations of the Ceramic Fiber Business have been included in the consolidated statements of operations since the date of acquisition. The initial purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values.

     The following unaudited pro forma information presents the results of operations of the Company as if the Acquisition had taken place January 1, 2000. These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Acquisition occurred on the date indicated, or which may result in the future.


                                            DECEMBER 31
                                               2000
                                               ----
                                          (In Thousands)

Net Sales                                    $168,257
Net Income                                      7,504


     Indian law required the Company to undertake a tender offering for the shares of Orient Cerlane Ltd ("OCL"), the Company's majority-owned Indian subsidiary, held by the minority shareholders. In January 2001, the Company completed its initial tender offering and acquired 83,350 shares of OCL at a cost of approximately $404,000. In addition, in December 2001 and February 2002, the Company acquired an additional 24,300 and 25,050 shares of OCL, respectively, at a cost of approximately $101,000 and $100,000, respectively. Subsequent to the tender offerings, the Company owns 65.62% of OCL.

3. INVENTORIES

Major classes of inventories are as follows:

                                                 DECEMBER 31
                                              2000             2001
                                     -------------     ------------
                                                 (In Thousands)

Raw material and supplies            $       5,662     $      6,740
In-process                                   1,187            1,604
Finished product                             9,802            7,128
                                     -------------     ------------
                                            16,651           15,472
Adjustment to LIFO cost                        483              833
                                     -------------     ------------
                                     $      17,134     $     16,305
                                     =============     ============


The cost of inventories determined on the LIFO method exceeds the current cost of inventories principally as a result of reduced manufacturing costs.

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                             DECEMBER 31
                                                          2000             2001
                                                 -------------    -------------
                                                           (In Thousands)

Land and land improvements                       $       3,004    $       2,884
Buildings                                               28,031           28,452
Machinery, equipment, furniture and fixtures            83,208           91,179
Construction in progress                                 2,920            1,193
                                                 -------------    -------------
                                                       117,163          123,708
Less accumulated depreciation                          (45,812)         (54,599)
                                                 --------------   -------------
                                                 $      71,351    $      69,109
                                                 ==============   =============


For the years ended December 31, 1999, 2000 and 2001, depreciation expense amounted to $4,534,000, $5,689,000 and $9,554,000, respectively.

5. LONG TERM DEBT AND SELLER NOTE

Long term debt consists of the following:


                                           WEIGHTED AVERAGE
                                             INTEREST RATE                      BALANCE OUTSTANDING
                                              DECEMBER 31                            DECEMBER 31
                                              2000         2001                  2000             2001
                                     --------------------------         ------------------------------
                                                                                   (In Thousands)
Credit Agreement:
     Term loans
         United Kingdom                     8.51%           n/a         $       3,531    $           -
         France                             7.54           5.90%               10,540              780
         Brazil                            15.72          20.35                 9,502            6,082
         India                              -                 -                   157              127
                                                                        -------------    -------------
              Total                                                            23,730            6,989

     Revolving loans
         United States                      9.36           4.75                 3,342               32
         United Kingdom                     8.60           6.64                 2,331            2,243
                                                                        -------------    -------------
              Total                                                             5,673            2,275

10 1/2% Senior Notes due 2003              10.50          10.50                96,000           94,000

Subordinated promissory notes               7.56           7.00                 9,500           12,000
                                                                        -------------    -------------

Total debt                                                                    134,903          115,264
Less current portion                                                            8,880            9,169
                                                                        -------------    -------------
Long term debt                                                          $     126,023     $    106,095
                                                                        =============    =============



                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The Company's Credit Agreement dated as of October 5, 2000, as amended, provides a total Credit Facility consisting of (a) a U.S. Revolving Loan not to exceed $19,000,000; (b) a U.K. Revolving Loan not to exceed GBP 4,123,711 (approximately $6,000,000); (c) a Term Loan (U.K.) in the amount of GBP 4,123,711 (approximately $6,000,000); (d) a Term Loan (France) in the amount of EUR 11,454,754 (approximately $10,100,000); and (e) a Brazilian Letter of Credit in the amount of $12,500,000, $9,000,000 of which is part of the term loan facility and the balance of which is charged as a reserve against the U.S. Borrowing Base. The revolving loan commitments expire August 1, 2003. Interest rates on the revolving loans and term loans in the U.S. and Europe are based on LIBOR or a bank base rate plus a margin of 2.25% or 2.50% as defined. Interest on the term loan in Brazil is based on a market rate index. Term loan amounts under the Credit Agreement mature August 1, 2003.

     A fee of 0.375% is charged on the amount by which the U.S. or U.K. maximum revolving loan amount exceeds the average actual daily outstanding amount of U.S. and U.K. revolving loans and letter of credit obligations including the Brazilian letter of credit reserve. The Brazilian letter of credit and other letters of credit are subject to fees of 2.88% and 2.38%, respectively, as defined. As of December 31, 2001, the Company also has outstanding an Indian letter of credit of $600,000 (necessary to support a tender offer), and a $624,000 letter of credit required by the State of New York for Worker's Compensation. The Brazilian letter of credit expires October 1, 2002.

     Interest rates and fees under the Credit Agreement will be adjusted upward or downward quarterly beginning January 2002 based on the previous 12 months' actual fixed charge coverage ratio. Based on the fixed charge coverage ratio for the 12 months ended December 31, 2001, the Company expects the letter of credit fees and the applicable margins on the revolving loans and term loans in the U.S. and Europe to decrease by 0.25%. In addition, the Company expects the fee charged on the unused revolving loans in the U.S. and Europe to decrease to 0.25% from the current 0.375%.

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

     At December 31, 2001, Unifrax also had outstanding subordinated promissory notes to SEPR, for $12,000,000 ($9,500,000 at December 31, 2000). The notes require annual interest payments at agreed upon rates. The notes mature on June 30, 2004. The notes permit interest payments to be added to principal in the event payment of the interest would violate provisions of the Company's senior indebtedness. During 2001, the Company repaid, as required, $1,500,000 of the subordinated notes to SEPR.

     In addition, Holding, which owns approximately 90% of Unifrax had outstanding to SEPR at December 31, 2001, subordinated promissory notes totaling $16,500,000. The subordinated note between Unifrax and SEPR can be increased under certain conditions with a corresponding decrease in the subordinated notes between Holding and SEPR. On October 4, 2001, the subordinated note between Unifrax and SEPR was increased by $4,000,000 and the subordinated notes between Holding and SEPR were decreased $4,000,000. Unifrax accounted for the additional notes assumed from Holding as a reduction in the liquidation preference value of the Series A preferred stock issued to Holding.

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Maturities of debt are as follows (in thousands):

                             2002              $   9,169
                             2003                 94,032
                             2004                 12,032
                             2005                     31

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

     At December 31, 2000 and 2001, the carrying amount and fair value of the Company's financial instruments were as follows. Bracketed amounts in the carrying amount column represent liabilities for potential cash outflows. Bracketed amounts in the fair value column represent estimated cash outflows required to currently settle the financial instrument at current market rates.


                                            DECEMBER 31, 2000                      DECEMBER 31, 2001
                                            -----------------                      -----------------
                                      CARRYING               FAIR             CARRYING              FAIR
                                       AMOUNT                VALUE             AMOUNT               VALUE
                                       ------------------------------------------------------------------
                                                                (In Thousands)

Assets:
     Cash and cash equivalents        $    2,649        $    2,649            $    3,219       $    3,219
     Marketable securities                   791               791                 1,464            1,464
Liabilities:
     Long-term debt (including
         current maturities)            (134,903)         (125,303)             (115,264)        (115,264)
Interest rate swap agreement                  --               130                   --                --



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

     Effective October 1, 1999, the Company entered into two-year interest rate swap agreements to effectively convert fixed-rate debt with a notional principal amount of $25,000,000 to variable-rate debt. Under the agreements, the Company received from the banks an amount for interest based upon a fixed rate of 6.2% per annum, and paid the banks an amount for interest based upon the established LIBOR rate. All payments and receipts under the swap agreements were recorded as adjustments to interest expense. The agreement expired on September 30, 2001.

     Effective January 30, 2002, the Company entered into an interest rate swap agreement with Bank of America N.A. which will mature November 1, 2003, to effectively convert fixed-rate debt with a notional principal amount of $25,000,000 to variable-rate debt. Under the terms of the agreement, Unifrax will receive 10.50% and will pay 3 month LIBOR plus 7.30%, compounded quarterly and paid semi-annually on the interest payment dates associated with the Senior Notes. The initial calculated variable rate was 9.17%.

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. RELATED PARTY TRANSACTIONS

     An affiliate of Kirtland Capital Partners II L.P. ("Kirtland"), the principal shareholder of Holding, and the Company have entered into an Advisory Services Agreement pursuant to which Kirtland provides management consulting and financial advisory services to the Company for a stipulated fee. The Company was charged $300,000 in 1999 and $500,000 in 2000 and 2001 by Kirtland in connection with the Advisory Services Agreement. In addition, if the Company completes an acquisition, Kirtland is entitled to receive a fee of approximately 1% of the purchase price, including assumed debt. In connection with the Acquisition, the Company paid Kirtland a fee of $585,000 in 2000.

8. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                            DECEMBER 31
                                                          2000             2001
                                                 -------------    -------------
                                                            (In Thousands)

Accrued compensation and employee benefits       $       9,986    $       4,979
Interest                                                 2,396            3,842
Other                                                    5,713            6,034
                                                 -------------    -------------
                                                 $      18,095    $      14,855
                                                 =============    =============

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9. PENSION AND OTHER RETIREMENT BENEFITS

     The Company sponsors qualified defined benefit pension plans (the "Plans") covering its U.S. hourly union employees, its U.K. employees, and certain other foreign employees. Benefits under the Plans are generally based on length of service. The following tables summarize certain information with respect to the
Plans:


                                                                                 DECEMBER 31
                                                                               2000             2001
                                                                        -----------      -----------
                                                                                 (In Thousands)

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                                 $       962      $     1,947
Service cost                                                                     34               37
Interest cost                                                                    73              181
Benefits paid                                                                   (44)            (166)
Actuarial gain                                                                   34               51
Benefit obligations transferred from predecessor plan                             -           14,119
Benefit obligations of businesses acquired                                      888                -
Foreign currency translation impact                                               -               60
                                                                        -----------      -----------
Benefit obligation at end of year                                             1,947           16,229
                                                                        -----------      -----------

CHANGE IN PLAN ASSETS

Fair value of plan assets at beginning of year                                  926              870
Actual return on plan assets                                                    (53)             (64)
Employer contribution                                                            41              156
Benefits paid                                                                   (44)            (166)
Plan asset transferred from predecessor plan                                      -           14,304
Foreign currency translation impact                                               -               99
                                                                        -----------      -----------
Fair value of plan assets at end of year                                        870           15,199
                                                                        -----------      -----------

Funded status                                                                (1,077)          (1,030)
Unrecognized prior service cost                                                  93               86
Unrecognized actuarial (gains) losses                                           (46)             140
Additional minimum liability                                                    (48)            (226)
                                                                        -----------      -----------
Accrued pension obligation                                              $    (1,078)     $    (1,030)
                                                                        ===========      ===========

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate                                                                  7.5%      6.0% - 7.0%
Expected return on plan assets                                                 8.0%      6.0% - 8.0%
Rate of compensation increase                                                   n/a             3.5%



                                                                         YEAR ENDED DECEMBER 31
                                                                    1999              2000           2001
                                                           -------------      ------------     ----------
                                                                             (In Thousands)
COMPONENTS OF NET PERIODIC PENSION COST
Service cost                                               $          40     $          62    $          37
Interest cost                                                         66                93              181
Expected return on plan assets                                       (66)              (74)            (70)
Amortization of unrecognized prior service cost
     and actuarial gains and losses                                    7                 2                7
                                                           --------------    -------------    -------------
Net periodic pension cost                                  $          47     $          83    $         155
                                                           ==============    =============    =============


                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                              DECEMBER 31
                                                          2000             2001
                                                   -----------      -----------
                                                            (In Thousands)

AMOUNTS RECOGNIZED IN THE BALANCE SHEET
Prepaid (accrued) benefit asset (liability):
     Other assets                                  $         -      $       114
     Accrued liabilities                                  (190)            (384)
     Other long-term liabilities                          (888)            (760)
                                                   -----------      -----------
                                                        (1,078)          (1,030)
Intangible asset                                            48               86
Accumulated other comprehensive loss                       (48)             (86)
                                                   -----------      -----------
                                                   $    (1,078)     $    (1,030)
                                                   ===========      ===========

     Unrecognized gains and losses and prior service cost are amortized on a straight-line basis over a period approximating the average remaining service period for active participants.

     The aggregate accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $1,940,000 and $796,000, respectively, as of December 31, 2001, and $1,947,000 and $926,000, respectively, at December 31, 2000.

     Prior to the Acquisition, the Company's employees in the U.K. participated in a defined benefit pension plan sponsored by affiliates of Saint-Gobain. In connection with the Acquisition, Saint-Gobain retained pension liabilities associated with all retirees and agreed to transfer assets equal to the projected benefit obligations of all active employees transferred with the U.K. Ceramic Fiber Business to a similar defined benefit pension plan to be established and sponsored by the Company's U.K. subsidiary. Effective November 2001, the Company created a defined benefit pension plan in the United Kingdom. In January 2002, Saint-Gobain transferred approximately GBP 9.7 million to Barclay's Global Investors (BGI), the UK plan's fund manager, who then promptly invested the transferred amount, largely in equity mutual funds. The funds transferred represented the U.K. actuary's estimate of the pension rights and entitlements, under the Trust Deed and Rules, of the members who transferred from the Saint-Gobain defined benefit pension plan to the new Unifrax defined benefit pension plan.

     From the Acquisition date through the effective date of the U.K. pension plan, the Company continued to make contributions to the predecessor Saint-Gobain plan. Contributions for 2001 totaled GBP 329,000 (approximately $470,000).

     In France, Germany and Italy, the Company's employees participate in a national retirement plan which may require annual contributions by the employer and the employee. In some instances the Company may provide a limited lump sum supplement to the employee at the retirement date.

     The Company also sponsors a qualified defined contribution, money-purchase pension plan for its U.S. salaried employees. Under the money-purchase plan, the Company contributes an amount equal to 2.5% of an employee's applicable annual compensation to investment accounts as directed by the employee. The annual expense for the money purchase plan was $435,000, $458,000 and $467,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

     The Company also sponsors a defined contribution 401(k) plan which is available to substantially all U.S., non-union employees of the Company. Company contributions, representing a 50% matching of employee contributions up to a maximum of 6% of the employee's base pay, amounted to $480,000, $488,000 and $546,000 during the years ended December 31, 1999, 2000 and 2001, respectively.

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     In Australia, certain of the Company's current and former employees participate in a defined contribution (superannuation) pension plan administered by a trustee. Total assets in the plan at December 31, 2001 were approximately A$2.5 million (approximately $1.3 million). The annual expense for the Australian plan is approximately A$98,000 (approximately $50,000).

     In addition to pension benefits, the Company also provides certain health care benefits to retired U.S. employees who meet eligibility requirements. The Company's policy is to fund other postretirement benefits as insurance premiums or claims become due.

     The following table summarizes certain information with respect to the Company's other postretirement benefits.


                                                                                          YEAR ENDED DECEMBER 31
                                                                                   1999              2000            2001
                                                                           ------------      ------------     -----------
                                                                                            (In Thousands)
COMPONENTS OF NET PERIODIC POSTRETIREMENT BENEFIT COST
Service cost--benefits earned                                              $          95     $          95    $        69
Interest costs                                                                       110               139            116
Amortization of unrecognized net gain                                                (90)              (97)          (92)
Amortization of unrecognized prior service cost                                       24                40             40
Curtailment gain                                                                    (265)               -               -
                                                                           --------------    ------------     -----------
Net periodic postretirement benefit expense (income)                       $        (126)    $         177    $       133
                                                                           ==============    =============    ===========


                                                                                  DECEMBER 31
                                                                                 2000           2001
                                                                        -------------    -----------
                                                                                (In Thousands)

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                                 $       1,644    $     2,069
Service cost                                                                       95             69
Interest cost                                                                     139            116
Curtailment                                                                       169              -
Actuarial loss (gain)                                                              64           (418)
Benefits paid                                                                     (42)           (44)
                                                                        -------------    -----------
Benefit obligation at end of year                                               2,069          1,792
Unrecognized prior service cost                                                  (406)          (367)
Unrecognized actuarial gains                                                    1,828          2,153
                                                                        -------------    -----------
Accrued postretirement benefit cost                                     $       3,491    $     3,578
                                                                        =============    ===========

WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate                                                                    7.5%           7.0%


                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The assumed annual rate of future increase in the per capita cost of health care benefits (health care cost trend rate) for 2001 and beyond is 6% for all beneficiaries. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effect:


                                                                    ONE PERCENTAGE           ONE PERCENTAGE
                                                                    POINT INCREASE           POINT DECREASE
                                                                    --------------          ----------------
                                                                                (In Thousands)
Effect on total of service and interest cost components              $         1               $       (1)
Effect on postretirement benefit obligation                                    7                       (9)


Unrecognized gains and losses and prior service cost are amortized on a straight-line basis over a period approximating the average remaining service period for active participants.

10. INCOME TAXES

     The components of income (loss) before income taxes are as follows:

                                                                        YEAR ENDED DECEMBER 31
                                                                  1999               2000            2001
                                                               -------          ---------      ----------
                                                                             (In Thousands)
         Domestic                                              $  8,137         $   10,576     $    6,237
         Foreign                                                   (371)               814          6,648
                                                               ---------        ----------     ----------
                                                               $  7,766         $   11,390     $   12,885
                                                               ========         ==========     ==========


The provision for income taxes consists of the following:

                                                               YEAR ENDED DECEMBER 31
                                                        1999             2000              2001
                                                 -----------      -----------       -----------
                                                                   (In Thousands)
Current:
         Federal                                 $        53      $       376       $       640
         State                                            38              149               146
         Foreign                                           -              534             2,254
                                                 -----------      -----------       -----------
                                                          91            1,059             3,040
Deferred:                                              2,701            3,182            (5,304)
                                                 -----------      -----------       -----------
                                                 $     2,792      $     4,241       $    (2,264)
                                                 ===========      ===========       ===========


The provision for income taxes differs from the amount computed by applying the statutory income tax rate as follows:


                                                                                      YEAR ENDED DECEMBER 31
                                                                              1999             2000             2001
                                                                       -----------      -----------       ----------
                                                                                          (In Thousands)
Income before income taxes at 34%                                      $     2,641      $     3,872       $    4,381
Impact of foreign taxes                                                          -              226               36
Permanent income tax disallowances                                              63              177               13
State taxes, net of federal benefit                                             24               98               96
Impact of income tax rate changes on deferred income taxes                   2,054                -                -
Reduction of valuation allowance                                            (2,078)            (483)          (7,250)
Other                                                                           88              351              460
                                                                       -----------      -----------       ----------
                                                                       $     2,792      $     4,241       $   (2,264)
                                                                       ===========      ===========       ==========


                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2000 and 2001, the major components of deferred tax assets and liabilities were as follows:


                                                                          DECEMBER 31
                                                                      2000           2001
                                                              -------------    -----------
                                                                        (In Thousands)

Deferred tax liabilities:
     Property, plant and equipment                            $      (2,144)   $   (4,458)
     Other                                                                -          (176)
                                                              -------------    -----------
Gross deferred tax liabilities                                       (2,144)       (4,634)

Deferred tax assets:
     Tax goodwill and other intangible assets                        18,344         16,650
     AMT credit carry forward                                           380            492
     Net operating loss carryforward                                  4,324          4,996
     Accrued liabilities                                              1,882          1,361
     Accrued postretirement benefit cost                              1,315          1,360
     Inventory                                                          775            699
     Other                                                              203            331
                                                              -------------    -----------
Gross deferred tax assets                                            27,223         25,889
Valuation allowance                                                  (7,250)             -
                                                              -------------    -----------
Deferred tax assets, net of valuation allowance                      19,973         25,889
                                                              -------------    -----------
Net deferred tax asset                                        $      17,829    $    21,255
                                                              =============    ===========


     During 2001, the Company reversed the remaining valuation allowance on deferred tax assets, all of which related to the Company's U.S. operations. Management has determined that based upon the Company's continued and the expected future profitability of the Company's U.S. operations, the recent utilization of net operating loss carryforwards for Federal income tax purposes and the expectation that the remaining net operating loss carryforwards for Federal income tax purposes will be fully utilized within the subsequent four year period, it is more likely than not that the deferred tax assets will be realized and, accordingly, a valuation allowance is no longer necessary.

     The Recapitalization agreement provided for an election to have the Recapitalization (see Note 1) treated as an asset purchase for income tax purposes, with a resulting increase in the tax basis of assets. The historical cost basis of assets and liabilities was retained for financial reporting purposes.

     At December 31, 2001, the Company has Federal and state net operating loss carryforwards totaling approximately $13 million which will be available to offset future taxable income. These net operating loss carryforwards expire in 2012 through 2022.

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

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                  1999                           2000                         2001
                                      ----------------------------     -----------------------      -----------------------
                                                        WEIGHTED                    WEIGHTED                     WEIGHTED
                                                         AVERAGE                     AVERAGE                      AVERAGE
                                                        EXERCISE                    EXERCISE                     EXERCISE
                                          OPTIONS         PRICE        OPTIONS        PRICE         OPTIONS        PRICE
                                      ----------------------------     -----------------------      -----------------------

Outstanding, January 1                      1,236    $     1,500        1,236     $     1,500         1,531   $     2,047

Granted                                         -             -           295           4,337           841         4,337
Forfeited                                       -             -             -               -          (25)         4,337
                                      --------------------------      -----------------------     -----------------------

Outstanding, December 31                    1,236    $     1,500        1,531     $     2,047         2,347   $     2,843
                                      ==========================      =======================     =======================

Exercisable, end of year                      886    $     1,500        1,196     $     1,500         1,279   $     1,594
                                      ==========================      =======================     =======================

Weighted average fair value of
     options granted during the year                                                $     786                        $641
                                                                                    =========                        ====


The following table summarizes information for stock options outstanding and exercisable at December 31, 2001:


                                                                    WEIGHTED-
                                                                     AVERAGE
                            OPTIONS             OPTIONS             REMAINING
                          OUTSTANDING         EXERCISABLE             LIFE
                          -----------         -----------           ---------
Exercise price:
     $1,500                   1,236               1,236             5.04 years
     $4,337                   1,111                  43             8.97 years


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


                                                              2000            2001
                                                          -------------   ------------

Risk free interest rate                                          5%               4%
Dividend yield                                                   0%               0%
Weighted-average expected life of the option (in years)          4                4



     If the fair value based method accounting provision of SFAS 123 had been adopted, net income would have been $4,888,000, $7,015,000 and $14,838,000 for the years ended December 31, 1999, 2000, and 2001, respectively. The effects of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12. LEASE COMMITMENTS AND RENTALS

     The Company rents three manufacturing facilities in the United States and certain equipment under various operating leases. The lease agreement for one of the facilities expires 2014 and contains options which allow the Company to extend the lease term for up to two additional five year periods. The lease agreement for a second facility expires 2004 and contains options which allow the Company to extend the lease term for up to two additional five year periods, or to purchase the facility for a purchase price equal to fair value. Total rental expense was $1,717,000, $2,181,000 and $3,500,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

     Future minimum lease payments under all non-cancelable operating leases having a remaining term in excess of one year as of December 31, 2001 are as follows (in thousands):

                        2002                      $     1,620
                        2003                            1,415
                        2004                            1,120
                        2005                              935
                        2006                              898
                        Thereafter                      8,406

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

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Pursuant to the Recapitalization Agreement, BP America Inc. and certain of its affiliates (collectively "BP America"), have agreed to indemnify the Company against liabilities for personal injury and wrongful death attributable to exposure which occurred prior to October 30, 1996 (the "BP Closing") to refractory ceramic fibers manufactured by the Company. BP America has agreed to indemnify the Company against all liabilities arising from exposure claims pending at the time of the BP Closing. For all other claims arising from alleged exposure occurring solely prior to the BP Closing, BP America has agreed to indemnify the Company against 80% of all losses, until the total loss which the Company incurs reaches $3.0 million, after which time BP America has agreed to indemnify the Company against 100% of such losses. BP America has agreed to indemnify the Company against all punitive damages attributable to the conduct of the Company prior to the BP Closing. Where losses arise from alleged exposure both before and after the BP closing, the losses will be allocated between BP America and the Company, pro rata, based on the length of exposure or pursuant to arbitration if initiated by the Company. To date the Company has incurred no claims losses applicable to the $3.0 million total mentioned above.

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

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

14. PREFERRED STOCK

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

     In the event that on January 20th of any year the dividends owed by the Company to the holders of the Series A preferred stock are in arrears, then until the dividends in arrears have been paid, the holders of a majority of the shares of the Series A preferred stock are entitled as a class to elect one Director of the Company, and the Board of Directors of the Company shall be expanded by one director during such period. On January 31, 2001, the Company paid dividends on the Series A preferred stock of $467,849. On December 18, 2001 the Company declared dividends on the Series A preferred stock of $1,364,733, which were paid on January 31, 2002. Declared but unpaid dividends at December 31, 2001, were included in accounts payable, related parties, in the accompanying balance sheets.

     The Company may redeem the outstanding shares of Series A preferred stock at any time at a price per share equal to the liquidation preference amount plus accrued but unpaid dividends. The amount of the liquidation preference may be reduced if the Company were to issue certain guarantees associated with the $20,500,000 of subordinated promissory notes issued by Holding to SEPR, or if the Company were to increase the $8,000,000 subordinated promissory note issued by Unifrax to SEPR. On October 4, 2001, the Company increased its subordinated promissory note to SEPR from $8,000,000 to $12,000,000, as required by the note. On the same date, the subordinated notes issued by Unifrax Holding Co. to SEPR were reduced by $4,000,000, from $20,500,000 to $16,500,000. The liquidation preference value of the Series A convertible preferred stock issued by Unifrax Corporation to Unifrax Holding Co. and pledged to Saint-Gobain as security for the subordinated notes, was also reduced by $4,000,000, from $1,000 per share to $805 per share.

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


SERIES B PREFERRED STOCK

     The Series B preferred stock has a par value of $0.01 per share and is redeemable, in full, at the option of the Company, at $1,500 per share, plus accrued but unpaid dividends, which equals the stated value of the preferred stock. The preferred Series B stock accrues cumulative dividends at the rate of 6% per annum, payable annually, and is convertible, at the option of the stockholder, into an equal number of shares of common stock. The number of shares into which the Series B preferred stock is convertible is subject to adjustment for subsequent stock dividends payable on the common stock, stock splits or reverse stock splits, and other modifications to the common stock.

     Dividends in arrears totaled $636,250 at December 31, 2001 or $382 per share ($486,250 or $292 per share at December 31, 2000).

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The components of accumulated other comprehensive income (loss), net of related tax, are as follows:


                                                                       DECEMBER 31
                                                                       2000              2001
                                                                -----------       -----------
                                                                        (In Thousands)

         Currency translation adjustment                          $     214         $  (2,034)
         Minimum pension liability adjustment                             -               (87)
         Unrealized gain on marketable equity securities                  -                64
                                                                -----------       -----------
                                                                  $     214         $  (2,057)
                                                                ===========       ===========



16. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company regards its principal business as being in a single operating segment, ceramic fibers.

     Selected information related to Unifrax Corporation's operations by geographical area is as follows:


                                             United
                                             States              Other
                                       -------------------------------

     December 31, 2001:
          Net sales                        $ 70,863           $ 87,576
          Long-lived assets                  35,778             33,331

     December 31, 2000:
          Net sales                        $ 78,345           $ 33,637
          Long-lived assets                  37,600             33,751

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


17. EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the statement is not expected to have any impact on the net income of the Company.

     In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the criteria for classifying an asset as held-for-sale are significantly changed from prior treatment. Assets which are to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized.

     The Company will apply this new rule beginning in the first quarter of 2002. The Company has determined that implementation of this new rule will not impact the financial position of the Company as of January 1, 2002.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                               UNIFRAX CORPORATION
                             (DOLLARS IN THOUSANDS)



                                                      BALANCE
                                                         AT                         CHARGED TO                  BALANCE AT
                                                      BEGINNING     CHARGED TO         OTHER                      END OF
                                                      OF PERIOD       EXPENSE        ACCOUNTS    DEDUCTIONS       PERIOD
                                                      ----------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2001
Deducted from asset accounts:
     Allowance for doubtful accounts                   $  1,062       $    441      $      -      $   267 (a)       $  1,236
     Allowance for return                                   915          4,455             -        4,544 (b)            826
     Allowance for obsolescence and shrinkage             1,355            451             -          891                915
                                                       --------        -------       -------      -------           --------

                                                       $  3,332       $  5,347      $      -      $ 5,702           $  2,977
                                                       ========        =======       =======      =======           ========

YEAR ENDED DECEMBER 31, 2000
Deducted from asset accounts:
     Allowance for doubtful accounts                   $    380       $   134       $    561 (c)  $    13 (a)       $  1,062
     Allowance for return                                   441         1,916            266 (c)    1,708 (b)            915
     Allowance for obsolescence and shrinkage                -            234          1,299 (c)      178              1,355
                                                       --------        -------       -------      -------           --------

                                                       $    821       $ 2,284       $  2,126      $ 1,899           $  3,332
                                                       ========        =======       =======      =======           ========

YEAR ENDED DECEMBER 31, 1999
Deducted from asset accounts:
     Allowance for doubtful accounts                   $    382       $    (1)      $      -      $     1 (a)       $    380
     Allowance for return                                   326           938              -          823 (b)            441
                                                       --------        -------       -------      -------           --------

TOTAL                                                  $    708       $   937       $      -      $   824           $    821
                                                       ========        =======       =======      =======           ========


(a)  Uncollectible accounts written off, net of recoveries.

(b)  Returns from customers during the year.

(c)  Valuation allowances of businesses acquired.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The directors and executive officers of the Company are as follows:


NAME                       AGE     POSITION
----                       ---     --------

William P. Kelly           52       Director, President and Chief Executive Officer
Mark D. Roos               46       Senior Vice President and Chief Financial Officer
David E. Brooks            52       Senior Vice President, Americas
Kevin J. O'Gorman          51       Senior Vice President, Europe, Africa and India
Paul J. Viola              46       Vice President, Acquisitions and Strategic Development
Paul M. Boymel             49       Worldwide Vice President, Technology
Joseph J. Kuchera          44       Vice President, Human Resources
John E. Pilecki            49       Vice President, Engineering and Purchasing
Thomas N. Littman          38       Director
William D. Manning, Jr.    67       Director
John G. Nestor             57       Chairman of the Board
John F. Turben             66       Director
Edmund S. Wright           59       Director


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

     Mr. Roos has been Senior Vice President since May 2001 and Vice President and Chief Financial Officer of the Company since February 1996, and has been Chief Financial Officer of the Company since 1995. He joined Carborundum in 1985 and served in several financial planning, control and business strategy positions until he left in 1991 to become Vice President, Finance and Administration, of The Airolite Company, a metal products manufacturer. He rejoined Carborundum in 1993 as Director of Finance, Planning and Control.

     Mr. Brooks has been Senior Vice President, Americas for the Company since May 2001 and Vice President, Americas since October 2000. Previously he was Vice President of Sales and Marketing since May 1998. Before joining Unifrax, he was President of Monofrax, Inc., a unit of Cookson Group/Vesuvius Refractories, since January 1997. Mr. Brooks originally joined Carborundum in 1980 and served in several positions, including Marketing Manager of Carborundum's domestic ceramic fiber business from 1988 to 1993 and General Manager of the Monofrax Refractories Division from 1993 to 1996.

     Mr. O'Gorman has been Senior Vice President, Europe, Africa and India since May 2001 and Vice President, Europe, Africa and India since October 2000. Previously he was Vice President of Operations since February 1996. He joined Carborundum in 1990 and served as General Manager, Manufacturing and Engineering of its worldwide ceramic fiber business from 1993 to 1995 and Manager, Manufacturing for its domestic ceramic fiber business from 1990 to 1993.

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

     Dr. Boymel has been Worldwide Vice President, Research and Development of the Company since May 2001 and Vice President, Research and Development since February 1996 and Manager of Technology since 1989. He joined Carborundum in 1981.

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

     Mr. Littman has been a Partner with Kirtland since 1995. He is a director of R Tape Corporation, Stonebridge Industries, Inc. and Instron Corporation.

     Mr. Manning has been self-employed as a management consultant for more than 5 years. From 1987 to 1994, he was Senior Vice President of The Lubrizol Corporation and President of Lubrizol Petroleum Chemicals Co. Mr. Manning is a Director of Robbins and Myers, Inc.

     Mr. Nestor has been with Kirtland since 1986 and has been a Managing Partner since 1995. He serves as Chairman of TruSeal Technologies, Inc., Profile Metal Forming, Inc. and Essex Crane Rental Corp. and is a director of Kirtland Capital Partners, Fairmount Minerals Ltd., R Tape Corporation and PVC Container Corporation.

     Mr. Turben founded Chagrin Valley Company, the predecessor to Kirtland Capital Partners in 1977. During the 1960s and 70s, he served as Chairman of the Executive Committee and Vice Chairman of the Board of Prescott, Ball & Turben, an investment banking firm headquartered in Cleveland, and was Chairman of the Executive Committee and Director of the Geneve Corp. He is Chairman of PVC Container Corp., Instron Corporation, Fairport Asset Management LLC and is Chairman of the Executive Committee of Fairmount Minerals Ltd. He is a member of Kirtland Capital Partners' Advisory Board, and a Director of Stonebridge Industries, Inc., Gries Financial LLC, Profile Metal Forming, Inc., PDM Bridge LLC and NACCO Industries, Inc.

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

     The following table sets forth the respective amounts of compensation of the Chief Executive Officer and the next four highest-paid executive officers of the Company (the "named executive officers") for 1999, 2000 and 2001.

                           SUMMARY COMPENSATION TABLE


                                                                                      LONG-TERM                  ALL OTHER
                                                   ANNUAL COMPENSATION              COMPENSATION               COMPENSATION*
                                                   -------------------          ---------------------       -------------------
                                                                                       AWARDS
                                                                                ---------------------
NAME AND                                                                        SECURITIES UNDERLYING
PRINCIPAL POSITION                                  SALARY      BONUS                  OPTIONS
------------------                                  ------      -----           ---------------------

W. Kelly                          2001             268,986       98,449                   296                      20,209
President and                     2000             259,159      335,800                   N/A                      29,203
Chief Executive Officer           1999             247,913      165,000                   N/A                      22,519

K. O'Gorman                       2001             205,169       23,800                   135                      12,592
Senior Vice President,            2000             161,696      166,597                   N/A                      18,983
Europe, Africa, India             1999             149,864       61,733                   N/A                      12,171

D. Brooks                         2001             178,043       20,447                   135                      10,917
Senior Vice President,            2000             171,308      178,292                   N/A                      19,022
Americas                          1999             165,240       68,067                   N/A                      12,832

M. Roos                           2001             138,750       15,934                   100                       8,508
Senior Vice President,            2000             132,459      137,166                   N/A                      14,869
Chief Financial Officer           1999             127,748       52,094                   N/A                      10,358

P. Viola                          2001             137,690       15,813                    25                       8,443
Vice President,                   2000             133,107      137,837                   N/A                      14,898
Acquisitions &                    1999             128,486       51,597                   N/A                      10,409
Strategic Development




* All Other Compensation includes Company match on 401k savings plan and Company contribution to defined contribution pension plan.

STOCK OPTION GRANTS, EXERCISES AND YEAR-END VALUES

     The following tables set forth information regarding grants of Unifrax Corporation stock options to the named executive officers. The stock options were granted in 1996, 1998 and 2001, and relate to shares of common stock of Unifrax Corporation. No options have been exercised to date.

                               OPTION GRANTS 2001

                                                                                                                 POTENTIAL
                                                                                                             REALIZABLE VALUE
                                                                                                                AT ASSUMED
                                                                                                               ANNUAL RATES
                                                                                                              OF STOCK PRICE
                                                                                                             APPRECIATION FOR
                                               INDIVIDUAL GRANTS                                              OPTION TERM (c)
------------------------------------------------------------------------------------------------------------------------------
                                               % OF TOTAL
                  NUMBER OF SECURITIES       OPTIONS GRANTED
                   UNDERLYING OPTIONS        TO EMPLOYEES IN       EXERCISE OR         EXPIRATION
NAME                 GRANTED (a) (d)           FISCAL YEAR       BASE PRICE (b)           DATE             5%              10%
------------------------------------------------------------------------------------------------------------------------------

W. Kelly                 296.00                  35.2%              $4,337.00     January 15, 2011     $807,345      $2,045,970

K. O'Gorman              135.00                  16.1%               4,337.00     January 15, 2011      368,215         933,128

D. Brooks                135.00                  16.1%               4,337.00     January 15, 2011      368,215         933,128

P. Viola                  25.00                   3.0%               4,337.00     January 15, 2011       68,188         172,802

M. Roos                  100.00                  11.9%               4,337.00     January 15, 2011      272,752         691,206


a) Options vest in annual 25% increments on January 15, 2002; January 15, 2003; January 15, 2004; and January 15, 2005.

b) Exercise price based on estimated fair market value at date of grant. The stock of Unifrax Corporation is not traded in the public markets.

c) The assumed rates of appreciation are not intended to represent either past or future appreciation rates with respect to the common stock of Unifrax Corporation. The rates are prescribed in the applicable Securities and Exchange Commission rules for use by all companies for the purpose of this table.

d)   None of the options at December 31, 2001 were considered in-the-money.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES


                                    NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED IN-THE-
                                     UNEXERCISED OPTIONS AT FY-END            MONEY OPTIONS AT FY-END
NAME                                   EXERCISABLE/UNEXERCISABLE              EXERCISABLE/UNEXERCISABLE
---------------------------------------------------------------------------------------------------------

W. Kelly                              376.25     /         296.00             $ 1,067,422      / $ -0-

K. O'Gorman                           161.25     /         135.00                 457,466      /   -0-

D. Brooks                             161.25     /         135.00                 457,466      /   -0-

P. Viola                              161.25     /          25.00                 457,466      /   -0-

M. Roos                               107.50     /         100.00                 304,978      /   -0-


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Of the 20,000 shares of common stock of Unifrax Corporation outstanding as of March 20, 2002, Unifrax Holding Co. owns 18,000 shares or 90% and BP Exploration (Alaska) Inc., a subsidiary of BP, owns 2,000 shares or 10%. Unifrax Holding Co. owns 100% of the 20,500 shares of the Series A preferred stock outstanding. Of the 1666.67 shares of Series B cumulative preferred stock outstanding, Unifrax Holding Co. owns 1500 shares or 90% and BP Exploration (Alaska) Inc., owns 166.67 shares or 10% as of March 20, 2002. The following own shares of Unifrax Holding Co. and, consequently, have a beneficial interest in Unifrax Corporation.


                                                 NUMBER OF
                                                 SHARES OF                                    BENEFICIAL
                                             UNIFRAX HOLDING CO.         PERCENT OF          OWNERSHIP OF
BENEFICIAL OWNER                               COMMON STOCK          UNIFRAX HOLDING CO.     UNIFRAX CORP.
----------------                               ------------          -------------------     -------------

Kirtland
     2550 SOM Center Road
     Suite 105
     Willoughby Hills, Ohio 44094(a)             246,344                     90.2%                81.2%
William P. Kelly                                   5,000                      1.8%                 1.6%
David E. Brooks                                    3,700                      1.4%                 1.2%
Kevin J. O'Gorman                                  1,500                        *                    *
Paul J. Viola                                      1,350                        *                    *
Mark D. Roos                                       1,000                        *                    *
All directors and executive officers
     of Unifrax Corporation as a group(b)         17,050                      6.2%                 5.6%


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

     Non-compete Agreement. At the Closing, BP entered into the Non-compete Agreement with Holding providing that for a period of five years from the Closing, BP and its affiliates will not, anywhere in the world, own, advise, consult, manage, operate, join, control, be associated with or participate in the ownership, management, operation or control of any business that competes with the Company or its subsidiaries. Holding paid BP $10 million for the Non-compete Agreement, which expired October 4, 2001.

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

RELATIONSHIP WITH KIRTLAND AND UNIFRAX HOLDING CO.

     Kirtland Advisory Services Agreement. Kirtland and the Company have entered into an Advisory Services Agreement pursuant to which Kirtland will provide management consulting and financial advisory services to the Company for an annual fee initially in the amount of $300,000, which amount was increased in 2000 to $500,000 with the approval of the members of the Board of Directors of the Company who do not have a direct financial interest in any person receiving payments under the Advisory Services Agreement. In addition, if the Company completes an acquisition, Kirtland will be entitled to receive a fee in an amount which will approximate 1% of the gross purchase price of the acquisition (including assumed debt). In connection with the Acquisition, the company paid Kirkland a fee of $585,000 in 2000. The Advisory Services Agreement included customary indemnification provisions in favor of Kirtland.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:


                                                                                       Page in
                                                                                      FORM 10-K
                                                                                      ---------
(1)  FINANCIAL STATEMENTS

       Audited consolidated financial statements of the Company                          17
       as of December 31, 2000 and 2001, and for the three years
       in the period ended December 31, 2001.

(2)  FINANCIAL STATEMENT SCHEDULE

       II - Valuation and Qualifying Accounts                                            45

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

       10.2(i)*    1996 Stock Option Plan

       10.3(ii)    Unifrax Corporation Noncompetition Agreement

       10.4(i)     Lease relating to Tonawanda plant

       10.5(vi)    Amendment to lease relating to Tonawanda plant

       10.6(i)     Lease relating to Amherst plant

       10.7(i)     Sanborn Lease

       10.8(i)     Covenant Not to Compete between The British Petroleum Company p.l.c., its affiliates, and theUnifrax Corporation and Societe Europeenne de Produits
                   Refractaires, and its affiliates (portions of this Exhibit have been omitted and were filed separately with the Commission pursuant to a request for confidential treatment)

       10.9(i)     Form of Covenant Not to Compete between Holding and BP

       10.10(i)    Tax Sharing Agreement between the Company and Holding

       10.11(i)    Advisory Services Agreement between the Company and Kirtland Capital Corporation

       10.12(vi)*  Retirement Select Basic Plan document and Trust Agreement

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


(b)    Reports on Form 8-K.
       None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28th, 2002.

                                       UNIFRAX CORPORATION.

                                       By: /s/William P. Kelly
                                           -------------------
                                       William P. Kelly, President and
                                       Chief Executive Officer

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


     SIGNATURE                              TITLE                                                DATE
     ---------                              -----                                                ----
     /s/William P. Kelly                                                                         March 28, 2002
     -------------------
     William P. Kelly                       Director, President and Chief
                                            Executive Officer (Principle
                                            Executive Officer)

     /s/Mark D. Roos                                                                             March 26, 2002
     ---------------
     Mark D. Roos                           Senior Vice President & Chief
                                            Financial Officer (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)
     /s/John G. Nestor                                                                           March 26, 2002
     -----------------
     John G. Nestor                         Chairman of the Board

     /s/Thomas N. Littman                                                                        March 26, 2002
     --------------------
     Thomas N. Littman                      Director

                                                                                                 March   , 2002
     --------------------------
     William D. Manning, Jr.                Director

     /s/John F. Turben                                                                           March 26, 2002
     -----------------
     John F. Turben                         Director

     /s/Edmund S. Wright                                                                         March 27, 2002
     -------------------
     Edmund S. Wright                       Director
