Form 10-Q
period 2002-03-31
UNIFRAX CORP
filed 2002-05-14
CIK 1021285

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2002


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

         Condensed Consolidated Balance Sheets at
               December 31, 2001 and March 31, 2002...............................................1

         Condensed Consolidated Statements of Income for the
               Three-month periods ended March 31, 2001 and 2002..................................2

         Condensed Consolidated Statements of Cash Flows for the
               Three-month periods ended March 31, 2001 and 2002..................................3

         Notes to Condensed Consolidated Financial Statements.....................................4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...........................................10

Item 3.  Qualitative and Quantitative Disclosure About Market Risk...............................13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................14
Item 2.  Changes in Securities and Use of Proceeds...............................................14
Item 3.  Defaults on Senior Securities   ........................................................14
Item 4.  Submission of Matters to a Vote of Security Holders ....................................14
Item 5.  Other Information.......................................................................14
Item 6.  Exhibits and Reports on Form 8-K........................................................14

Signatures.......................................................................................15

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               UNIFRAX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, except share and per share amounts)

                                                                                     DECEMBER 31    MARCH 31
                                                                                         2001         2002
                                                                                      ---------    ---------
ASSETS
Current assets:
   Cash                                                                               $   3,219    $   5,560
   Marketable securities and investments                                                    253          262
   Accounts receivable, trade, less allowance of $2,061 and $1,632, respectively         28,533       31,498
   Inventories                                                                           16,305       16,263
   Deferred income taxes                                                                  1,602        1,624
   Prepaid expenses and other current assets                                              3,019        1,753
                                                                                      ---------    ---------
Total current assets                                                                     52,931       56,960
Property, plant and equipment, at cost                                                  123,708      123,694
   Less accumulated depreciation and amortization                                       (54,599)     (56,612)
                                                                                      ---------    ---------
                                                                                         69,109       67,082

Deferred income taxes                                                                    21,323       20,802
Financing costs, net of accumulated amortization of $3,606 and $3,875, respectively       1,933        1,664
Marketable securities and investments                                                     1,211        1,229
Other assets                                                                                328          245
                                                                                      ---------    ---------
                                                                                      $ 146,835    $ 147,982
                                                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current portion of long-term debt                                                  $   9,169    $   9,032
   Accounts payable                                                                       9,793        8,687
   Accounts payable, related parties                                                      2,054          689
   Accrued expenses                                                                      14,855       18,143
                                                                                      ---------    ---------
Total current liabilities                                                                35,871       36,551

Long-term debt                                                                          106,095      105,840
Accrued postretirement benefit cost                                                       3,578        3,601
Other long-term obligations                                                                 909          807
Deferred income taxes                                                                     1,670        1,631

Minority interest                                                                           910          898

Redeemable cumulative Series A preferred stock--$0.01 par value;
   non-voting; 30,000 shares authorized; 20,500 shares issued and
   outstanding, at liquidation preference value                                          16,381       16,727
Redeemable convertible cumulative Series B preferred stock--$0.01 par value; voting; 10,000 shares authorized; 1,667 shares issued
   and outstanding, at liquidation preference value                                       3,136        3,174

STOCKHOLDERS' DEFICIT
Common stock--$0.01 par value; 40,000 shares authorized;
   20,000 shares issued and outstanding                                                       -            -
Additional paid-in capital                                                               37,670       37,287
Accumulated deficit                                                                     (57,328)     (55,831)
Accumulated other comprehensive income (loss)                                            (2,057)      (2,703)
                                                                                      ---------    ---------
                                                                                        (21,715)     (21,247)
                                                                                      ---------    ---------
                                                                                      $ 146,835    $ 147,982
                                                                                      =========    =========


See accompanying notes to condensed consolidated financial statements.

                               UNIFRAX CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED - IN THOUSANDS)



                                                  THREE MONTHS ENDED MARCH 31
                                                  ---------------------------
                                                     2001           2002
                                                   --------       --------

Net sales                                          $ 43,620       $ 38,059

Cost of goods sold                                   22,799         20,750
                                                   --------       --------
Gross profit                                         20,821         17,309

Selling, general and
   administrative expenses                           12,829         11,599
                                                   --------       --------
Operating income                                      7,992          5,710

Other (expense), net                                   (121)          (224)
                                                   --------       --------
Income before interest, income taxes
  and minority interest                               7,871          5,486

Interest expense                                     (3,549)        (3,217)
                                                   --------       --------
Income before income taxes and minority
  interest                                            4,322          2,269

Provision for income taxes                            1,501            711
                                                   --------       --------
Income before minority interest                       2,821          1,558

Minority interest                                        57             61
                                                   --------       --------
Net Income                                         $  2,764       $  1,497
                                                   ========       ========




See accompanying notes to condensed consolidated financial statements.

                               UNIFRAX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)



                                                                 THREE MONTHS ENDED MARCH 31
                                                                 ---------------------------
                                                                      2001        2002
                                                                      ----        ----

OPERATING ACTIVITIES
Net income                                                          $  2,764    $  1,497
Depreciation and amortization                                          2,778       2,613
Other adjustments and changes in operating assets and liabilities       (115)        675
                                                                    --------    --------
Cash provided by operating activities                                  5,427       4,785

INVESTING ACTIVITIES
Capital expenditures                                                    (756)       (683)
Proceeds from sales of marketable securities                             157         106
Purchases of marketable securities                                      (383)       (159)
Other                                                                   (638)         21
                                                                    --------    --------
Cash used in investing activities                                     (1,620)       (715)

FINANCING ACTIVITIES
Dividend paid                                                           (468)     (1,365)
Borrowings under revolving loan                                        4,000      13,372
Repayments of revolving loan                                          (6,353)    (12,167)
Repayment of term loan                                                (1,038)     (1,539)
                                                                    --------    --------
Cash used in financing activities                                     (3,859)     (1,699)
Net effect of exchange rate changes on cash                             (142)        (30)
                                                                    --------    --------

Net change in cash                                                      (194)      2,341
Cash--beginning of period                                              2,649       3,219
                                                                    --------    --------
Cash--end of period                                                 $  2,455    $  5,560
                                                                    ========    ========

See accompanying notes to condensed consolidated financial statements.

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Unifrax Corporation ("The Company" or "Unifrax") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and the notes thereto for the year ended December 31, 2001, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. All capitalized terms used in these notes to condensed consolidated financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

NOTE B - BUSINESS ACQUISITION

         During February 2002, pursuant to a tender offering, the Company acquired an additional 25,050 shares of the Company's Indian subsidiary, Orient Cerlane Ltd ("OCL") at a cost of approximately $100,000. Subsequent to this acquisition, the Company owns 65.62% of OCL.

NOTE C - INVENTORIES

The components of inventory consist of the following (in thousands):

                                                                     December 31                   March 31
                                                                       2001                          2002
                                                                 ----------------                -----------

                  Raw materials and supplies                         $     6,740                $     6,651
                  Work in process                                          1,604                      1,657
                  Finished products                                        7,128                      7,031
                                                                     -----------                -----------
                                                                          15,472                     15,339

                  Adjustment to LIFO Cost                                    833                        924
                                                                     -----------                -----------
                                                                     $    16,305                $    16,263
                                                                     ===========                ===========


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

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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


NOTE E - COMPREHENSIVE INCOME

         Comprehensive income for the three-month periods ended March 31, 2001 and 2002 consisted of the following (in thousands):

                                                                 2001              2002
                                                              -----------       ------------

                     Net income                               $     2,764       $    1,497
                     Change in foreign currency
                        translation adjustment                     (1,905)            (639)
                     Unrealized gain on
                        marketable equity
                        securities                                     43               (7)
                                                              ------------      -----------
                     Comprehensive income                     $       902       $      851
                                                              ============      ===========


NOTE F - DERIVATIVE FINANCIAL INSTRUMENTS

         Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), requires companies to recognize all of their derivative

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

         In order to manage interest rate risk exposure, on January 30, 2002, the Company entered into an interest rate swap agreement with Bank of America N.A. which will mature November 1, 2003, to effectively convert fixed-rate debt with a notional principal amount of $25,000,000 to variable-rate debt. Under the terms of the agreement, Unifrax will receive 10.50% and will pay 3 month LIBOR plus 7.30%, compounded quarterly and paid semi-annually on the interest payment dates associated with the Senior Notes. The initial calculated variable rate was 9.17%.

         In accordance with Statement 133, the Company recognized the fair value of the interest rate swap agreement as a current liability, and decreased the balance of its long term debt to fair value by the amount of $254,000, at March 31, 2002.

NOTE G - EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

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

         The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the statement does not impact the net income of the Company.

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

         The Company has applied this new rule beginning in the first quarter of 2002. The Company has determined that implementation of this new rule does not impact the financial position of the Company as of March 31, 2002.

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE H - STOCKHOLDERS EQUITY

SERIES A PREFERRED STOCK

         On December 18, 2001, the Company declared a dividend on its Redeemable cumulative Series A preferred stock of $66.572 per share on 20,500 shares, for a total of $1,364,733 which was subsequently paid on January 31, 2002. Unifrax Holding Co. then used the proceeds of their dividend from Unifrax Corporation to pay the interest due to SEPR on the outstanding subordinated notes.

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


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

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2001

         Net Sales in the first quarter of 2002 decreased by $5.5 million or 12.7% from $43.6 million in 2001 to $38.1 million in 2002. Sales in the quarter reflect the weaker demand year-over-year in North America and Europe, particularly in furnace-related markets, including primary metals, petrochemical, power, glass and ceramics.

         Gross Profit decreased by $3.5 million or 16.9% from $20.8 million in 2001 to $17.3 million in 2002. Gross Profit as a percentage of net sales decreased from 47.7% in 2001 to 45.5% in 2002. The lower overall gross profit percentage of net sales reflects continuing severe price competition due to lower demand, and the effect of lower plant utilization in North American and European operations.

         Selling, general and administrative expenses decreased by $1.2 million or 9.6% from $12.8 million in 2001 to $11.6 million in 2002. SG&A expenses were lower in 2002 compared to 2001 due principally to reduced volume-related expenses in 2002 combined with the fact that during 2001, the Company incurred certain one-time costs associated with the consolidation and integration of the businesses acquired during the fourth quarter of 2000 which did not recur during 2002. Selling, general, and administrative expenses as a percentage of net sales increased from 29.4% in 2001 to 30.5% in 2002.

         Operating income decreased by $2.3 million or 28.6% from $8.0 million in 2001 to $5.7 million in 2002, as a result of the factors previously indicated. Operating income as a percentage of net sales decreased from 18.3% in 2001 to 15.0% in 2002.

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

         Interest expense decreased by $0.3 million or 9.4% from $3.5 million in 2001 to $3.2 million in 2002 due to lower levels of bank borrowings and lower interest rates on certain variable rate borrowings. Interest expense increased as a percentage of net sales from 8.1% in 2001 to 8.5% in 2002.

         Provision for income taxes decreased by $0.8 million or 52.6% from $1.5 million on 2001 to $0.7 million in 2002. The effective income tax rate reduced from 34.7% in 2001 to 31.3% in 2002 primarily as a result of the effective income tax rates of the Company's foreign subsidiaries.

         Net income decreased by $1.3 million or 45.8% from $2.8 million in 2001 to $1.5 million in 2002, as a result of the factors previously indicated. Net income as a percentage of net sales decreased from 6.3% in 2001 to 3.9% in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         During the three-month period ended March 31, 2002, the Company's cash flows from operating activities decreased by $0.6 million or 11.8%, from $5.4 million in 2001 to $4.8 million in 2002. This decrease was primarily the result of lower net income before depreciation and amortization, offset in part by a reduction in working capital.

         Cash used by investing activities was lower by $0.9 million, or 55.9%, from $1.6 million in 2001 to $0.7 million in 2002. This decrease was principally the result of decreased capital expenditures, a reduction in the cash paid for shares of Orient Cerlane Ltd., and a reduction in the purchases of marketable securities net of proceeds from the sale of marketable securities.

         Cash used by financing activities fell by $2.2 million or 56.0% from $3.9 million in 2001 to $1.7 million in 2002. During the first quarter of 2002 the Company repaid $1.5 million of its bank term loans, paid a dividend of $1.4 million on its Redeemable cumulative Series A preferred stock to Unifrax Holding Co., and borrowed $1.2 million on its revolving loans.

         Management believes that cash flows from operations and the available credit facility will be sufficient to fund operating requirements and planned capital expenditures over the next 12 months. See "Forward Looking Statements".

         As of October 30, 1996, the Company entered into a tax sharing agreement with the principal stockholder, Unifrax Holding Co. ("Holding"). The results of its operations are included in the consolidated U.S. corporate income tax return of Holding. The Company's provision for U.S. income taxes is computed as if the Company filed its annual tax returns on a separate Company basis. The current portion of the income tax provision will be satisfied by a payment to or from Holding.

         At December 31, 2001, the Company had U.S. Federal and State net operating loss carryforwards totaling approximately $13 million which will be available to offset future taxable income. These net operating loss carryforwards expire in 2012 through 2022.

LEGAL PROCEEDINGS

         Reference is made to the information included in Note D to the condensed consolidated financial

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

statements of the Company included under Item 1 in this Form 10-Q, which is hereby incorporated herein by reference.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

         Reference is made to the information included in Note G to the condensed consolidated financial statements of the Company included under Item 1 in this Form 10-Q, which is hereby incorporated herein by reference.

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States, the United Kingdom, France, Germany, Brazil, Venezuela, Australia, and India using materials purchased internationally, and sells into those and other worldwide markets. Additionally, the Company operates a branch sales office in Argentina. The Company and its subsidiaries invoice their products both in local and foreign currencies. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets into which the Company sells its products. For example, when the U.K. Pound Sterling strengthens relative to the Euro, the value of sales from the U.K. which are denominated in Euros decreases when translated back to Sterling. When the U.S. Dollar strengthens against other currencies, the price of competitive imports into the U.S. from those other countries often decreases. To mitigate the short-term effect of exchange rate changes on the Company's purchases, sales and financial results in its various locations, the Company may from time to time hedge its exposure to certain currencies by entering into foreign exchange contracts. During 2000 and 2001, the Company did not enter into any foreign exchange contracts. The significant devaluation of the Argentinean peso in the first quarter of 2002 resulted in charges to earnings during the quarter totaling $267,000.

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



                                   UNIFRAX CORPORATION



  Date:       May 9, 2002          By:  /s/ William P. Kelly
        ----------------------     --------------------------------------------
                                          William P. Kelly, President and
                                          Chief Executive Officer


  Date:       May 9, 2002          By:  /s/ Mark D. Roos
        ----------------------     --------------------------------------------
                                          Mark D. Roos, Senior Vice President
                                          and Chief Financial Officer