Form 10-Q
period 2002-06-30
UNIFRAX CORP
filed 2002-08-13
CIK 1021285

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  ------------


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002


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

                  Condensed Consolidated Balance Sheets at
                       December 31, 2001 and June 30, 2002................................................................1

                  Condensed Consolidated Statements of Income for the
                       Three-month and six-month periods ended June 30, 2001 and 2002.....................................2

                  Condensed Consolidated Statements of Cash Flows for the
                       Six months ended June 30, 2001 and 2002............................................................3

                  Notes to Condensed Consolidated Financial Statements....................................................4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........................................................10

         Item 3.  Qualitative and Quantitative Disclosure About Market Risk..............................................13

         PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings......................................................................................14
         Item 2.  Changes in Securities and Use of Proceeds..............................................................14
         Item 3.  Defaults on Senior Securities..........................................................................14
         Item 4.  Submission of Matters to a Vote of Security Holders....................................................14
         Item 5.  Other Information......................................................................................14
         Item 6.  Exhibits and Reports on Form 8-K.......................................................................14

         Signatures......................................................................................................17


PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                               UNIFRAX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                             DECEMBER 31          JUNE 30
                                                                                                    2001            2002
                                                                                             -------------     ----------
ASSETS
Current assets:
   Cash                                                                                        $     3,219     $     4,080
   Marketable securities and investments                                                               253             334
   Accounts receivable, trade, less allowance of $2,061 and $1,789, respectively                    28,533          34,056
   Inventories                                                                                      16,305          16,143
   Deferred income taxes                                                                             1,602           1,666
   Prepaid expenses and other current assets                                                         3,019           1,333
                                                                                               -----------     -----------
Total current assets                                                                                52,931          57,612
Property, plant and equipment, at cost                                                             123,708         125,866
   Less accumulated depreciation and amortization                                                  (54,599)        (59,036)
                                                                                               ------------    ------------
                                                                                                    69,109          66,830

Deferred income taxes                                                                               21,323          20,012
Financing costs, net of accumulated amortization of $3,606 and $4,144, respectively                  1,933           1,395
Marketable securities and investments                                                                1,211           1,330
Other assets                                                                                           328             222
                                                                                               -----------     -----------
                                                                                               $   146,835     $   147,401
                                                                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current portion of long-term debt                                                           $     9,169     $     5,992
   Accounts payable                                                                                  9,793           9,269
   Accounts payable, related parties                                                                 2,054               -
   Accrued expenses                                                                                 14,855          16,338
                                                                                               -----------     -----------
Total current liabilities                                                                           35,871          31,599

Long-term debt                                                                                     106,095         104,615
Accrued postretirement benefit cost                                                                  3,578           3,623
Other long-term obligations                                                                            909             903
Deferred income taxes                                                                                1,670           1,774

Minority interest                                                                                      910             948

Redeemable cumulative Series A preferred stock--$0.01 par value; non-voting;
   30,000 shares authorized; 20,500 shares issued and
   outstanding, at liquidation preference value                                                     16,381          17,076
Redeemable convertible cumulative Series B preferred stock--$0.01 par value; voting; 10,000 shares authorized; 1,667 shares issued
   and outstanding, at liquidation preference value                                                  3,136           3,211

STOCKHOLDERS' DEFICIT
Common stock--$0.01 par value; 40,000 shares authorized;
   20,025 shares issued and outstanding                                                                  -               -
Additional paid-in capital                                                                          37,670          36,946
Accumulated deficit                                                                                (57,328)        (52,943)
Accumulated other comprehensive income (loss)                                                       (2,057)           (351)
                                                                                               ------------    ------------
                                                                                                   (21,715)        (16,348)
                                                                                               ------------    ------------
                                                                                               $   146,835     $   147,401
                                                                                               ============    ============
See accompanying notes to condensed consolidated financial statements




                               UNIFRAX CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED - IN THOUSANDS)


                                                      THREE MONTHS ENDED JUNE 30           SIX MONTHS ENDED JUNE 30
                                                      --------------------------           ------------------------
                                                            2001            2002              2001             2002
                                                            ----            ----              ----             ----
Net sales                                               $ 42,397        $ 40,111          $ 86,017         $ 78,170
Cost of goods sold                                        22,316          20,917            45,115           41,667
                                                         -------         -------          --------          -------
Gross margin                                              20,081          19,194            40,902           36,503

Selling, general and
   administration expenses                                12,130          11,936            24,959           23,535
                                                         -------         -------          --------          -------
Operating income                                           7,951           7,258            15,943           12,968

Other income/(expense), net                                 (26)             618             (147)              394
                                                         -------         -------          --------          -------
Income before interest, income
   taxes, and minority interest                            7,925           7,876            15,796           13,362

Interest expense                                         (3,077)         (3,106)           (6,626)          (6,323)
                                                         -------         -------          --------          -------
Income before income taxes and
   minority interest                                       4,848           4,770             9,170            7,039

Provision for income taxes                                 1,510           1,824             3,011            2,535
                                                         -------         -------          --------          -------
Income before minority interest                            3,338           2,946             6,159            4,504
Minority interest                                             51              59               108              120
                                                         -------         -------          --------          -------
Net income                                              $  3,287         $ 2,887           $ 6,051          $ 4,384
                                                        ========         =======           =======          =======



See accompanying notes to condensed consolidated financial statements.

                               UNIFRAX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)


                                                                                       SIX MONTHS ENDED JUNE 30
                                                                                       ------------------------
                                                                                          2001                2002
                                                                                          ----                ----

OPERATING ACTIVITIES
Net income                                                                         $     6,051           $   4,384

Depreciation and amortization                                                            5,363               5,145
Other adjustments and changes in operating assets and liabilities                        4,374              (1,469)
                                                                                  ------------        -------------
Cash provided by operating activities                                                   15,788               8,060

INVESTING ACTIVITIES
Capital expenditures                                                                    (2,470)             (1,732)
Proceeds from sales of marketable securities                                               381                 698
Purchases of marketable securities                                                        (618)               (898)
Other                                                                                     (519)                (21)
                                                                                   ------------        ------------
Cash used in investing activities                                                       (3,226)             (1,953)

FINANCING ACTIVITIES
Dividends paid                                                                            (468)             (1,365)
Repurchase of Senior Notes                                                                   -              (1,500)
Borrowings under revolving loan                                                         12,350              21,481
Repayments of revolving loan                                                           (15,364)            (21,578)
Proceeds from term loan borrowing                                                        1,500                   -
Repayment of term loan                                                                  (6,350)             (2,251)
Repayment of promissory note to Saint-Gobain                                            (1,500)                  -
                                                                                   ------------    ---------------
Cash used in financing activities                                                       (9,832)             (5,213)
Net effect of exchange rate changes on cash                                               (215)                (33)
                                                                                   ------------      --------------

Net change in cash                                                                       2,515                 861
Cash--beginning of period                                                                2,649               3,219
                                                                                    ----------         -----------
Cash--end of period                                                                  $   5,164          $    4,080
                                                                                     =========          ==========



See accompanying notes to condensed consolidated financial statements.

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Unifrax Corporation ("The Company" or "Unifrax") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and the notes thereto for the year ended December 31, 2001, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. All capitalized terms used in these notes to condensed consolidated financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

NOTE B - ACQUISITION OF SHARES IN SUBSIDIARY

         During February 2002, pursuant to a tender offering, the Company acquired an additional 25,050 shares of the Company's Indian subsidiary, Orient Cerlane Ltd ("OCL") at a cost of approximately $100,000. In April 2002, the Company acquired an additional 10,325 shares at a cost of approximately $30,000. Subsequent to this acquisition the Company owns 66.14% of OCL.

NOTE C - INVENTORIES

The components of inventory consist of the following (in thousands):

                                                 December 31          June 30
                                                   2001                 2002
                                             ----------------       -----------

       Raw materials and supplies                $     6,740       $     6,026
       Work in process                                 1,604             1,717
       Finished products                               7,128             7,476
                                                 -----------       -----------
                                                      15,472            15,219

       Adjustment to LIFO Cost                           833               924
                                                 -----------       -----------
                                                 $    16,305       $    16,143
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

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

have been inconclusive as to whether or not ceramic fiber exposure presents an unreasonable risk to humans.

         From time to time Unifrax and other manufacturers of ceramic fibers have been named as defendants in lawsuits alleging death or personal injury or in worker's compensation claims as a result of exposure in the manufacture and handling of ceramic fiber and other products. The amount of any liability that might ultimately exist with respect to these claims or any other unasserted claims is presently not determinable. The Company believes the lawsuits brought against it have been without merit and the litigation currently pending, or to its knowledge threatened, will not have a material adverse effect on the financial condition or results of operations of the Company. The Company's belief is based on the fact that, although animal studies have indicated that ceramic fiber inhaled by test animals at elevated doses can cause disease, there is no evidence that exposure to refractory ceramic fiber has resulted in disease in humans.

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

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


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

         Sanborn Site. Under the terms of an agreement with BP America, Unifrax leases a portion of the present manufacturing facilities on this site. The Carborundum Company's Sanborn, New York site was used by a number of former Carborundum operations. Testing in the area has found that contamination by volatile organic compounds is present in the soil and groundwater. Neither past nor current operations of Unifrax are believed to have contributed to, or to be contributing to, the existence of this contamination. While The Carborundum Company entered into a Consent Decree with the State of New York under which it was to conduct remedial activities at the site, BP America has taken title to and assumed liability for the remediation of this property as of October 30, 1996. Efforts to remediate the site, chiefly by means of groundwater pumping and water treatment, are expected to continue for some time.

         Under the terms of the Recapitalization Agreement, BP America assumed liability, and the rights to recovery from third parties, for environmental remediation and other similar required actions with respect to certain environmental obligations of Unifrax including the above, which existed as of the BP Closing.

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


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


NOTE E - COMPREHENSIVE INCOME

         Comprehensive income for the three-month and six-month periods ended June 30, 2001 and 2002 consisted of the following (in thousands):


                                        Three months ended June 30               Six months ended June 30
                                             2001                  2002             2001                2002
                                             ----                  ----             ----                ----

Net income                          $       3,287      $         $2,887    $       6,051       $       4,384
Change in foreign currency
  translation adjustment                   (1,017)                2,345    $      (2,922)              1,706
Unrealized gain on
  marketable equity
  securities                                   20                     7               63                   0
                                    -------------      ----------------    -------------       -------------
Comprehensive income                $       2,290      $          5,239    $       3,192       $       6,090
                                    =============      ================    =============       =============


                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


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

         In order to manage interest rate risk exposure, on January 30, 2002, the Company entered into an interest rate swap agreement with Bank of America N.A. which will mature November 1, 2003, to effectively convert fixed-rate debt with a notional principal amount of $25,000,000 to variable-rate debt. Under the terms of the agreement, Unifrax will receive 10.50% and will pay 3 month LIBOR plus 7.30%, compounded quarterly and paid semi-annually on the interest payment dates associated with the Senior Notes. The calculated variable rate at June 30, 2002 was 9.2125%.

         In accordance with Statement 133, the Company recognized the fair value of the interest rate swap agreement as a current asset, and increased the balance of its long term debt to fair value by the amount of $59,000, at June 30, 2002.


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

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

         The Company has applied this new rule beginning in the first quarter of 2002. The Company has determined that implementation of this new rule does not impact the financial position of the Company as of June 30, 2002.

NOTE H - STOCKHOLDERS EQUITY

COMMON STOCK

         During the second quarter of 2002, options to purchase 32 shares of the Company's Common Stock at $1,500 per share were exercised. Subsequently, approximately 7 of these shares were redeemed by the Company. This resulted in an increase of additional paid-in capital of approximately $46,000, including related income tax benefits of approximately $22,000.

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

NOTE I - LONG TERM DEBT AND SELLER NOTE

Long term debt consists of the following (in thousands):


                                                     December 31               June 30
                                                        2001                    2002
                                                 ---------------           -------------
     Credit Agreement:
       Term loans
           France                                $           780           $           -
           Brazil                                          6,082                   3,658
           India                                             127                      84
                                                 ---------------           -------------
                Total                                      6,989                   3,742

       Revolving loans
           United States                                      32                      25
           United Kingdom                                  2,243                   2,281
                                                 ---------------           -------------
                Total                                      2,275                   2,306

     Interest Rate Swap Agreement                              -                      59

     10 1/2% Senior Notes due 2003                        94,000                  92,500

     Subordinated promissory notes                        12,000                  12,000
                                                 ---------------           -------------

     Total debt                                          115,264                 110,607
     Less current portion                                  9,169                   5,992
                                                 ---------------           -------------
     Long term debt                              $       106,095           $     104,615
                                                 ===============           =============


                               UNIFRAX CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         Statements included in this Management Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and of Section 21F of the Securities Exchange Act of 1934, as amended. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will continue," "will result," or words or phrases of similar meaning. Additional oral or written forward looking statements may be made by the Company from time to time, and such statements may be included in documents filed with the Securities and Exchange Commission. Such forward looking statements involve risks and uncertainties which could cause results or outcomes to differ materially from those expressed in such forward looking statements. Among the important factors on which such statements are based are assumptions concerning the continuing strength of the ceramic fiber market on which the Company is substantially dependent, changing prices for ceramic fiber products, acceptance of new products, the status of health and safety issues affecting the ceramic fiber industry in general and the Company in particular, the Company's continuing ability to operate under the restrictions imposed by the substantial indebtedness to which it is subject, the risks associated with international operations, foreign laws, and with transactions in foreign currencies, risks associated with the impact of environmental regulations on the Company's operations and property and related governmental regulations, and the continuing availability of certain raw materials, including vermiculite which is purchased from an overseas source.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

         Net Sales in the second quarter of 2002 decreased by $2.3 million or 5.4% from $42.4 million in 2001 to $40.1 million in 2002. Sales in the quarter reflect the weaker demand year-over-year in certain markets within North America and Europe, particularly in furnace-related markets, including primary metals, petrochemical, power, glass and ceramics, offset somewhat by higher sales of Automotive Catalytic Converter Mat.

         Gross Profit decreased by $0.9 million or 4.4% from $20.1 million in 2001 to $19.2 million in 2002. Gross Profit as a percentage of net sales increased from 47.4% in 2001 to 47.9% in 2002. The decrease in gross profit was due to the lower sales volume. The increased overall gross profit percentage of net sales reflects the effect of the improvement in margins and lower manufacturing costs in North and South America.

         Selling, general and administrative expenses decreased by $0.2 million or 1.6% from $12.1 million in 2001 to $11.9 million in 2002. SG&A expenses were lower in 2002 compared to 2001 due principally to reduced volume-related expenses in 2002 combined with the fact that during 2001, the Company incurred certain one-time costs associated with the consolidation and integration of the businesses acquired during the fourth quarter of 2000 which did not recur during 2002. Selling, general, and administrative expenses as a percentage of net sales increased from 28.6% in 2001 to 29.8% in 2002.

         Operating income decreased by $0.7 or 8.7% from $8.0 million in 2001 to $7.3 million 2002, as a result of the factors previously indicated. Operating income as a percentage of net sales decreased from 18.8% in 2001 to 18.1% in 2002.

                               UNIFRAX CORPORATION

         Other income and expense increased from $0.0 million in 2001 to $0.6 million income in 2002 due primarily to exchange gains resulting from the weakness of the US Dollar against the Euro.

         Interest expense remained at $3.1 million in 2001 and in 2002. During June 2001, the Company received a one-time payment of interest income from Saint-Gobain of $0.5 million. Interest expense increased as a percentage of net sales from 7.3% in 2001 to 7.7% in 2002.

         Provision for income taxes increased by $0.3 million or 20.8% from $1.5 million in 2001 to $1.8 million in 2002. The effective income tax rate increased from 31.1% in 2001 to 38.2% in 2002 primarily as a result of the reversal, in 2001, of a portion of the deferred tax asset valuation allowance that was established in connection with the Recapitalization, which decreased the effective income tax rate of the Company's North American operations in 2001 from 38% to 35%. In addition, the complete utilization of the net operating loss carryovers in one of the Company's foreign subsidiaries in 2002, resulted in an increased effective tax rate for that country.

         Net income decreased by $0.4 million or 12.2% from $3.3 million in 2001 to $2.9 million in 2002, as a result of the factors previously indicated. Net income as a percentage of net sales reduced from 7.8% in 2001 to 7.2% in 2002.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

         Net Sales in the first six months of 2002 decreased by $7.8 million or 9.1% from $86.0 million in 2001 to $78.2 million in 2002. Sales reflect the weaker demand year-over-year in North America and Europe, particularly in furnace-related markets, including primary metals, petrochemical, power, glass and ceramics, offset somewhat by higher sales of Automotive Catalytic Converter Mat.

         Gross profit decreased by $4.4 million or 10.8% from $40.9 million in 2001 to $36.5 million in 2002. Gross profit as a percentage of net sales decreased from 47.6% in 2001 to 46.7% in 2002. The decrease in gross profit dollars was due to the lower sales volume. The lower overall gross profit percentage is primarily the result of continued adverse competitive pressure on prices due to lower global demand, particularly in the furnace-related markets, offset somewhat by improved plant utilization in North and South America during the second quarter of 2002.

         Selling, general, and administrative expenses decreased by $1.4 million or 5.7% from $24.9 million in 2001 to $23.5 million in 2002. SG&A expenses were lower in 2002 compared to 2001 due principally to reduced volume-related expenses in 2002 combined with the fact that during 2001, the Company incurred certain one-time costs associated with the consolidation and integration of the businesses acquired during the fourth quarter of 2000 which did not recur during 2002. Selling, general, and administrative expenses as a percentage of net sales increased from 29.0% in 2001 to 30.1% in 2002.

         Operating income decreased by $3.0 million or 18.7% from $16.0 million in 2001 to $13.0 million in 2002, as a result of the factors previously indicated. Operating income as a percentage of net sales decreased from 18.5% in 2001 to 16.6% in 2002.

         Interest expense decreased by $0.3 million or 4.6% from $6.6 million in 2001 to $6.3 million in 2002 due to lower levels of bank borrowings and lower interest rates on certain variable rate borrowings. In addition, the Company received a one-time payment of $0.5 from Saint-Gobain in June 2001. Interest expense increased as a percentage of net sales from 7.7% in 2001 to 8.1% in 2002.

                               UNIFRAX CORPORATION

          Other income and expense changed by $0.5 million from an expense of $0.1 million in 2001 to an income of $0.4 million is 2002 due primarily to exchange gains resulting from the weakness of the US Dollar against the Euro.

         Provision for income taxes decreased by $0.5 million or 15.8% from $3.0 million in 2001 to $2.5 million in 2002. The effective income tax rate increased from 32.8% in 2001 to 36.0% in 2002, primarily as a result of the reversal, in 2001, of a portion of the deferred tax asset valuation allowance that was established in connection with the Recapitalization, which decreased the effective income tax rate of the Company's North American operations in 2001 from 38% to 35%. In addition, the complete utilization of the net operating loss carryovers in one of the Company's foreign subsidiaries in 2002, resulted in an increased effective tax rate for that country.

         Net income decreased by $1.7 million or 27.5% from $6.1 million in 2001 to $4.4 million in 2002, as a result of the factors previously indicated. Net income as a percentage of net sales decreased from 7.0% in 2001 to 5.6% in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         During the six-month period ended June 30, 2002, the Company's cash flows from operating activities decreased by $7.7 million or 48.9%, from $15.8 million in 2001 to $8.1 million in 2002. This decrease was the result of lower net income before depreciation and amortization, net increases in working capital in 2002 and the one-time receipt in 2001 of $9.0 million from Saint-Gobain, associated with the reimbursement of certain liabilities relating to the acquisition of businesses in 2000.

         Cash used by investing activities was lower by $1.3 million, or 39.5%, from $3.2 million in 2001 to $1.9 million in 2002. This decrease was principally the result of decreased capital expenditures and a reduction in cash paid for shares of Orient Cerlane Ltd.

         Cash used by financing activities decreased by $4.6 million or 47.0% from $9.8 million in 2001 to $5.2 million in 2002. During the first half of 2002 the Company repaid $2.3 million on its term loans, paid a dividend of $1.4 million on its Redeemable cumulative Series A preferred stock to Unifrax Holding Co., repaid $0.1 million on its revolving loans and repurchased $1.5 million of its 10.5% Senior Notes.

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

         At December 31, 2001, the Company had Federal and State net operating loss carryforwards totaling approximately $13 million which will be available to offset future taxable income. These net operating loss carryforwards expire in 2012 through 2022.

                               UNIFRAX CORPORATION

LEGAL PROCEEDINGS

         Reference is made to the information included in Note D to the condensed consolidated financial statements of the Company included under Item 1 in this Form 10-Q, which is hereby incorporated herein by reference.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENT

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

         Effective January 30, 2002, the Company entered into an interest rate swap agreement with Bank of America N.A. which will mature November 1, 2003, to effectively convert fixed-rate debt with a notional principal amount of $25,000,000 to variable-rate debt. Under the terms of the agreement, Unifrax will receive 10.50% and will pay 3 month LIBOR plus 7.30%, compounded quarterly and paid semi-annually on the interest payment dates associated with the Senior Notes. The calculated variable rate at June 30, 2002 was 9.2125%.

         A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States, the United Kingdom, France, Germany, Brazil, Venezuela, Australia, and India using materials purchased internationally, and sells into those and other worldwide markets. Additionally, the Company operates a branch sales office in Argentina. The Company and its subsidiaries invoice their products both in local and foreign currencies. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets into which the Company sells its products. For example, when the U.K. Pound Sterling strengthens relative to the Euro, the value of sales from the U.K. which are denominated in Euros decreases when translated back to Sterling. When the U.S. Dollar strengthens against other currencies, the price of competitive imports into the U.S. from those other countries often decreases. To mitigate the short-term effect of exchange rate changes on the Company's purchases, sales and financial results in its various locations, the Company may from time to time hedge its exposure to certain currencies by entering into foreign exchange contracts. During 2000, 2001, and the six-month period ended June 30, 2002, the Company did not enter into any foreign exchange contracts. The significant devaluation of the Argentinean peso in the first six months of 2002 resulted in charges to earnings during the six-month period ended June 30, 2002 of $275,000.

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

  (a)         Exhibits

              The following documents are filed as a part of this report:

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

              10.2(i)*     1996 Stock Option Plan

              10.3(ii)     Unifrax Corporation Noncompetition Agreement

              10.4(i)      Lease relating to Tonawanda plant

              10.5(vi)     Amendment to lease relating to Tonawanda plant

              10.6(i)      Lease relating to Amherst plant

              10.7(i)      Sanborn Lease

              10.8(i) Covenant Not to Compete between The British Petroleum Company p.l.c., its affiliates, and the Unifrax Corporation and Societe Europeenne de Produits Refractaires, and its affiliates (portions of this Exhibit have been omitted and were filed separately with the Commission pursuant to a request for confidential treatment)

              10.9(i)      Form of Covenant Not to Compete between Holding and
                           BP

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

              99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



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



                                         UNIFRAX CORPORATION



  Date:   August 12, 2002                By: /s/ William P. Kelly
        ---------------------            --------------------------------------
                                         William P. Kelly, President and
                                         Chief Executive Officer


  Date:   August 12, 2002                By: /s/ Mark D. Roos
        ---------------------            --------------------------------------
                                         Mark D. Roos, Sr. Vice President
                                         and Chief Financial Officer