Form 10-Q
period 2002-09-30
UNIFRAX CORP
filed 2002-11-12
CIK 1021285

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  ------------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 2002


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

         Condensed Consolidated Balance Sheets at December 31, 2001
           and September 30, 2002..............................................1

         Condensed Consolidated Statements of Income for the
           Three-month and nine-month periods ended September 30, 2001 and 2002..........................................................2

         Condensed Consolidated Statements of Cash Flows for the
           Nine months ended September 30, 2001 and 2002.......................3

         Notes to Condensed Consolidated Financial Statements..................4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................10

Item 3.  Qualitative and Quantitative Disclosure About Market Risk............13

Item 4.  Evaluation of Disclosure Controls and Procedures.....................13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................15
Item 2.  Changes in Securities and Use of Proceeds............................15
Item 3.  Defaults on Senior Securities........................................15
Item 4.  Submission of Matters to a Vote of Security Holders..................15
Item 5.  Other Information....................................................15
Item 6.  Exhibits and Reports on Form 8-K.....................................15

Signatures....................................................................18
Certification.................................................................19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               UNIFRAX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                      DECEMBER 31  SEPTEMBER 30
                                                             2001          2002
                                                      -----------  ------------

ASSETS
Current assets:
   Cash                                                 $   3,219    $   9,756
   Marketable securities and investments                      253          289
   Accounts receivable, trade, less allowance of
     $2,061 and $1,871, respectively                       28,533       32,146
   Inventories                                             16,305       16,871
   Deferred income taxes                                    1,602        1,676
   Prepaid expenses and other current assets                3,019        1,317
                                                        ---------    ---------
Total current assets                                       52,931       62,055
Property, plant and equipment, at cost                    123,708      124,542
   Less accumulated depreciation and amortization         (54,599)     (60,526)
                                                        ---------    ---------
                                                           69,109       64,016

Deferred income taxes                                      21,323       19,653
Financing costs, net of accumulated amortization of
  $3,606 and $4,414, respectively                           1,933        1,125
Marketable securities and investments                       1,211        1,543
Other assets                                                  328          208
                                                        ---------    ---------
                                                        $ 146,835    $ 148,600
                                                        =========    =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current portion of long-term debt                    $   9,169    $   2,480
   Accounts payable                                         9,793        9,604
   Accounts payable, related parties                        2,054            -
   Accrued expenses                                        14,855       19,663
                                                        ---------    ---------
Total current liabilities                                  35,871       31,747

Long-term debt                                            106,095      104,683
Accrued postretirement benefit cost                         3,578        3,645
Other long-term obligations                                   909          907
Deferred income taxes                                       1,670        1,809

Minority interest                                             910        1,006

Redeemable cumulative Series A preferred stock--
   $0.01 par value; non-voting; 30,000 shares
   authorized; 20,500 shares issued and outstanding,
   at liquidation preference value                         16,381       17,430
Redeemable convertible cumulative Series B preferred
   stock--$0.01 par value; voting; 10,000 shares
   authorized; 1,667 shares issued and outstanding,
   at liquidation preference value                          3,136        3,249

STOCKHOLDERS' DEFICIT
Common stock--$0.01 par value; 40,000 shares
   authorized; 20,025 shares issued and outstanding             -            -
Additional paid-in capital                                 37,670       36,555
Accumulated deficit                                       (57,328)     (51,235)
Accumulated other comprehensive loss                       (2,057)      (1,196)
                                                        ---------    ---------
                                                          (21,715)     (15,876)
                                                        ---------    ---------
                                                        $ 146,835    $ 148,600
                                                        =========    =========


See accompanying notes to condensed consolidated financial statements

                               UNIFRAX CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED - IN THOUSANDS)


                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                  ------------------          -----------------
                                        SEPTEMBER 30               SEPTEMBER 30
                                        ------------               ------------

                                     2001        2002         2001         2002
                                     ----        ----         ----         ----

Net sales                        $ 37,667    $ 38,030    $ 123,684    $ 116,200

Cost of goods sold                 20,340      20,540       65,455       62,207
                                 --------    --------    ---------    ---------
Gross margin                       17,327      17,490       58,229       53,993

Selling, general and
   administration expenses         11,789      11,714       36,748       35,249
                                 --------    --------    ---------    ---------
Operating income                    5,538       5,776       21,481       18,744

Other income (expense), net           280        (141)         133          253
                                 --------    --------    ---------    ---------
Income before interest, income
   taxes, and minority interest     5,818       5,635       21,614       18,997

Interest expense                   (3,209)     (2,906)      (9,835)      (9,229)
                                 --------    --------    ---------    ---------
Income before income taxes and
   minority interest                2,609       2,729       11,779        9,768

Provision for income taxes            886         975        3,897        3,510
                                 --------    --------    ---------    ---------
Income before minority interest     1,723       1,754        7,882        6,258
Minority interest                      22          45          130          165
                                 --------    --------    ---------    ---------
Net income                       $  1,701    $  1,709    $   7,752    $   6,093
                                 ========    ========    =========    =========


See accompanying notes to condensed consolidated financial statements.

                               UNIFRAX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                  ------------------------------
                                                            2001       2002
                                                            ----       ----


OPERATING ACTIVITIES
Net income                                              $  7,752   $  6,093

Depreciation and amortization                              7,844      7,762
Other adjustments and changes in operating assets
  and liabilities                                         13,608      3,914
                                                        --------   --------
Cash provided by operating activities                     29,204     17,769

INVESTING ACTIVITIES
Capital expenditures                                      (5,316)    (2,899)
Proceeds from sales of marketable securities                 743        733
Purchases of marketable securities                        (1,111)    (1,042)
Other                                                       (551)       (52)
                                                        --------   --------
Cash used in investing activities                         (6,235)    (3,260)

FINANCING ACTIVITIES
Dividends paid                                              (468)    (1,365)
Repurchase of Senior Notes                                (2,000)    (1,500)
Borrowings under revolving loan                           12,525     30,560
Repayments of revolving loan                             (16,705)   (32,932)
Proceeds from term loan borrowing                          1,500          0
Repayment of term loan                                   (13,985)    (2,535)
Repayment of promissory note to Saint-Gobain              (1,500)         0
                                                        --------   --------
Cash used in financing activities                        (20,633)    (7,772)
Net effect of exchange rate changes on cash                 (293)      (200)
                                                        --------   --------
Net change in cash                                         2,043      6,537
Cash--beginning of period                                  2,649      3,219
                                                        --------   --------
Cash--end of period                                     $  4,692   $  9,756
                                                        ========   ========


See accompanying notes to condensed consolidated financial statements.

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Unifrax Corporation ("The Company" or "Unifrax") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and the notes thereto for the year ended December 31, 2001, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. All capitalized terms used in these notes to condensed consolidated financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.


NOTE B - ACQUISITION OF SHARES IN SUBSIDIARY

         During the first quarter of 2002, pursuant to a tender offering, the Company acquired an additional 25,050 shares of the Company's Indian subsidiary, Orient Cerlane Ltd ("OCL") at a cost of approximately $65,000. During the second quarter, the Company acquired an additional 18,375 shares at a cost of approximately $68,000, and in the third quarter, a further 9,200 shares were acquired at a cost of approximately $42,000. Subsequent to the third quarter acquisition, the Company owns 67.0% of OCL.


NOTE C - INVENTORIES

The components of inventory consist of the following (in thousands):

                                                  December 31    September 30
                                                     2001            2002
                                                  -----------    ------------
                  Raw materials and supplies        $ 6,740        $ 7,058
                  Work in process                     1,604          1,740
                  Finished products                   7,128          7,149
                                                    -------        -------
                                                     15,472         15,947

                  Adjustment to LIFO Cost               833            924
                                                    -------        -------
                                                    $16,305        $16,871
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

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


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

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


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

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


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


NOTE E - COMPREHENSIVE INCOME

         Comprehensive income for the three-month and nine-month periods ended September 30, 2001 and 2002 consisted of the following (in thousands):

                                        Three Months Ended     Nine Months Ended
                                           September 30           September 30
                                         2001        2002        2001       2002
                                         ----        ----        ----       ----

Net income                            $ 1,701     $ 1,709    $  7,752    $ 6,093
Change in foreign currency
  translation adjustment                  841        (882)     (2,082)       824
Unrealized gain on marketable
  equity securities                       (24)         36          40         37
                                      -------     -------    --------    -------
Comprehensive income                  $ 2,518     $   863    $  5,710    $ 6,954
                                      =======     =======    ========    =======

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


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

         In order to manage interest rate risk exposure, on January 30, 2002, the Company entered into an interest rate swap agreement with Bank of America N.A. which will mature November 1, 2003, to effectively convert fixed-rate debt with a notional principal amount of $25,000,000 to variable-rate debt. Under the terms of the agreement, Unifrax will receive 10.50% and will pay 3 month LIBOR plus 7.30%, compounded quarterly and paid semi-annually on the interest payment dates associated with the Senior Notes. The calculated variable rate at September 30, 2002 was 9.1225%. Subsequent to September 30, 2002, Bank of America exercised its option under the agreement to terminate the interest rate swap effective November 1, 2002.

         In accordance with Statement 133, the Company recognized the fair value of the interest rate swap agreement as a current asset, and increased the balance of its long term debt to fair value by the amount of $127,000, at September 30, 2002.


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

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


longer recognized.

         The Company has applied this new rule beginning in the first quarter of 2002. The Company has determined that implementation of this new rule does not impact the financial position of the Company as of September 30, 2002.


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


NOTE I - DEBT

Long term debt consists of the following (in thousands):

                                                  December 31    September 30
                                                     2001            2002
                                                  -----------    ------------

     Credit Agreement:
       Term loans
           France                                  $    780        $      -
           Brazil                                     6,082           2,392
           India                                        127              84
                                                   --------        --------
                Total                                 6,989           2,476

       Revolving loans
           United States                                 32              60
           United Kingdom                             2,243               -
                                                   --------        --------
                Total                                 2,275              60

     Interest Rate Swap Agreement                         -             127

     10 1/2% Senior Notes due 2003                   94,000          92,500

     Subordinated promissory notes                   12,000          12,000
                                                   --------        --------
     Total debt                                     115,264         107,163
     Less current portion                             9,169           2,480
                                                   --------        --------
     Long term debt                                $106,095        $104,683
                                                   ========        ========

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

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

         Net Sales in the third quarter of 2002 increased by $0.3 million or 1.0% from $37.7 million in 2001 to $38.0 million in 2002. Sales in the quarter reflect the continuing weakness in certain markets within North America and Europe, particularly furnace-related, including primary metals, petrochemical, power, glass and ceramics, offset by higher sales of Automotive and Fire Protection Products.

         Gross Profit increased by $0.2 million or 0.9% from $17.3 million in 2001 to $17.5 million in 2002. Gross Profit as a percentage of net sales remained constant at 46.0% in 2001 and 2002. The increase in gross profit was due to the higher sales volume. The constant overall gross profit percentage of net sales reflects the offsetting effects of lower prices and lower manufacturing costs.

         Selling, general and administrative expenses decreased by $0.1 million or 0.6% from $11.8 million in 2001 to $11.7 million in 2002. SG&A expenses were lower in 2002 compared to 2001 as a result of lower spending. Selling, general, and administrative expenses as a percentage of net sales decreased from 31.3% in 2001 to 30.8% in 2002.

         Operating income increased by $0.3 million or 4.3% from $5.5 million in 2001 to $5.8 million 2002, as a result of the factors previously indicated. Operating income as a percentage of net sales increased from 14.7% in 2001 to 15.2% in 2002.

         Other income and expense changed by $0.4 million from an income of $0.3 million in 2001 to an expense of $0.1 million in 2002, due primarily to the foreign exchange effect of Euro fluctuations.

         Interest expense decreased by $0.3 million from $3.2 million in 2001 to $2.9 million in 2002 due to lower levels of bank borrowings and lower interest rates on certain variable rate borrowings. Interest expense decreased as a percentage of net sales from 8.5% in 2001 to 7.6% in 2002.

         Provision for income taxes increased by $0.1 million or 10.0% from $0.9 million in 2001 to $1.0 million in 2002. The effective income tax rate increased from 34.0% in 2001 to 35.7% in 2002 primarily as a result of the reversal, in 2001, of a portion of the deferred tax asset valuation allowance that was established in connection with the Recapitalization, which decreased the effective income tax rate of the Company's North American operations in 2001 from 38% to 35%. In addition, the complete utilization of the net operating loss carryovers in one of the Company's foreign subsidiaries in 2002, resulted in an increased effective tax rate for that country.

         Net income remained unchanged at $1.7 million in 2001 and 2002, as a result of the factors previously indicated. Net income as a percentage of net sales remained at 4.5% in 2001 and 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

         Net Sales in the first nine months of 2002 decreased by $7.5 million or 6.1% from $123.7 million in 2001 to $116.2 million in 2002. Sales reflect the continuing weaker demand year-over-year in North America and Europe, particularly in furnace-related markets, including primary metals, petrochemical, power, glass and ceramics, offset somewhat by higher sales of Automotive and Fire Protection Products.

         Gross profit decreased by $4.2 million or 7.3% from $58.2 million in 2001 to $54.0 million in 2002. Gross profit as a percentage of net sales decreased from 47.1% in 2001 to 46.5% in 2002. The decrease in gross profit dollars was due to the lower sales volume. The lower overall gross profit percentage is primarily the result of continued adverse competitive pressure on prices due to lower global demand, particularly in the furnace-related markets.

         Selling, general, and administrative expenses decreased by $1.5 million or 4.1% from $36.7 million in 2001 to $35.2 million in 2002. SG&A expenses were lower in 2002 compared to 2001 due principally to reduced volume-related expenses in 2002 and lower spending. Selling, general, and administrative expenses as a percentage of net sales increased from 29.7% in 2001 to 30.3% in 2002, primarily as a result of the lower sales volumes.

         Operating income decreased by $2.8 million or 12.7% from $21.5 million in 2001 to $18.7 million in 2002, as a result of the factors previously indicated. Operating income as a percentage of net sales decreased from 17.4% in 2001 to 16.1% in 2002.

         Other income increased by $0.1 million from $0.1 million in 2001 to $0.2 million is 2002 due primarily to exchange gains resulting from a stronger Euro, offset in part by losses on South American currencies.

         Interest expense decreased by $0.6 million or 6.2% from $9.8 million in 2001 to $9.2 million in 2002 due to lower levels of bank borrowings and lower interest rates on certain variable rate borrowings. Interest expense decreased as a percentage of net sales from 8.0% in 2001 to 7.9% in 2002.

         Provision for income taxes decreased by $0.4 million or 10.0% from $3.9 million in 2001 to $3.5 million in 2002. The effective income tax rate increased from 33.1% in 2001 to 35.9% in 2002, primarily as a result of the reversal, in 2001, of a portion of the deferred tax asset valuation allowance that was established in connection with the Recapitalization, which decreased the effective income tax rate of the Company's North American operations in 2001 from 38% to 35%. In addition, the complete utilization of the net operating loss carryovers in one of the Company's foreign subsidiaries in 2002, resulted in an increased effective tax rate for that country.

         Net income decreased by $1.7 million or 21.4% from $7.8 million in 2001 to $6.1 million in 2002, as a result of the factors previously indicated. Net income as a percentage of net sales decreased from 6.3% in 2001 to 5.2% in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine-month period ended September 30, 2002, the Company's cash flows from operating activities decreased by $11.4 million or 39.2%, from $29.2 million in 2001 to $17.8 million in 2002. This decrease was the result of lower net income before depreciation and amortization, net increases in receivables in 2002 and the one-time receipt in 2001 of $9.0 million from Saint-Gobain, associated with the reimbursement of certain liabilities relating to the acquisition of businesses in 2000.

         Cash used by investing activities decreased lower by $3.0 million, or 47.7%, from $6.3 million in 2001 to $3.3 million in 2002. This decrease was principally the result of decreased capital expenditures and a reduction in cash paid for shares of Orient Cerlane Ltd.

         Cash used by financing activities decreased by $12.8 million or 62.3% from $20.6 million in 2001 to $7.8 million in 2002. During the first nine months of 2002 the Company repaid $2.5 million on its term loans, paid a dividend of $1.4 million on its Redeemable cumulative Series A preferred stock to Unifrax Holding Co., repaid $2.4 million on its revolving loans and repurchased $1.5 million of its 10.5% Senior Notes.

         Management believes that cash flows from operations and the available credit facility will be sufficient to fund normal operating requirements and planned capital expenditures over the next 12 months. See "Forward Looking Statements".

         As of October 30, 1996, the Company entered into a tax sharing agreement with the principal stockholder, Unifrax Holding Co. ("Holding"). The results of its operations are now included in the consolidated U.S. corporate income tax return of Holding. The Company's provision for U.S. income taxes is computed as if the Company filed its annual tax returns on a separate Company basis. The current portion of the income tax provision is being satisfied by payments to Holding.

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

         Effective January 30, 2002, the Company entered into an interest rate swap agreement with Bank of America N.A. which will mature November 1, 2003, to effectively convert fixed-rate debt with a notional principal amount of $25,000,000 to variable-rate debt. Under the terms of the agreement, Unifrax will receive 10.50% and will pay 3 month LIBOR plus 7.30%, compounded quarterly and paid semi-annually on the interest payment dates associated with the Senior Notes. The calculated variable rate at September 30, 2002 was 9.1225%. Subsequent to September 30, 2002, Bank of America exercised its option under the agreement to terminate the interest rate swap effective November 1, 2002.

         A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States, the United Kingdom, France, Germany, Brazil, Venezuela, Australia, and India using materials purchased internationally, and sells into those and other worldwide markets. Additionally, the Company operates a branch sales office in Argentina. The Company and its subsidiaries invoice their products both in local and foreign currencies. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets into which the Company sells its products. For example, when the U.K. Pound Sterling strengthens relative to the Euro, the value of sales from the U.K. which are denominated in Euros decreases when translated back to Sterling. When the U.S. Dollar strengthens against other currencies, the price of competitive imports into the U.S. from those other countries often decreases. To mitigate the short-term effect of exchange rate changes on the Company's purchases, sales and financial results in its various locations, the Company may from time to time hedge its exposure to certain currencies by entering into foreign exchange contracts. During 2000, 2001, and the nine-month period ended September 30, 2002, the Company did not enter into any foreign exchange contracts. The significant devaluation of the Argentinean peso in the first nine months of 2002 resulted in charges to earnings during the nine-month period ended September 30, 2002 of approximately $165,000.

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Corporation's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation's "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, concluded that as of the Evaluation Date the Corporation's disclosure controls and procedures were effective to ensure that material information relating to the Corporation was being made known to them by others within the Corporation in a timely manner, including during the period when this quarterly report was being prepared.

         There were no significant changes in the Corporation's internal controls or, to the knowledge of the Corporation's Chief Executive Officer and Chief Financial Officer, in other factors that could significantly affect the Corporation's disclosure controls and procedures subsequent to the Evaluation Date.

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

                                                UNIFRAX CORPORATION



Date: November 8, 2002                          By: /s/ William P. Kelly
      ----------------                          --------------------------------
                                                William P. Kelly, President and
                                                Chief Executive Officer

Date: November 8, 2002                          By: /s/ Mark D. Roos
      ----------------                          --------------------------------
                                                Mark D. Roos, Sr. Vice President
                                                and Chief Financial Officer

                                  CERTIFICATION
                                  -------------


I, William P. Kelly, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Unifrax Corporation for the period ended September 30, 2002;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which periodic reports are being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

         c. presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 8, 2002                     By: /s/ William P. Kelly
      ----------------                         -------------------------------
                                                   William P. Kelly
                                           President & Chief Executive Officer

                                  CERTIFICATION
                                  -------------


I, Mark D. Roos, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Unifrax Corporation for the period ended September 30, 2002;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which periodic reports are being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

         c. presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 8, 2002             By: /s/ Mark D. Roos
      ----------------                 ----------------------------------------
                                           Mark D. Roos
                                   Sr. Vice President & Chief Financial Officer