Form 10-K
period 2002-12-31
UNIFRAX CORP
filed 2003-03-28
CIK 1021285

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

      Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant: None

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES | | NO |X|

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

      Ceramic fiber's most common application has been to line industrial furnaces, where high temperatures demand its heat-resistant characteristics. Historically, the industrial furnace-related market has represented the largest percentage of the Company's sales. Increasingly, the Company has applied its expertise to more rapidly-growing, high value-added markets, including automotive and fire protection.

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

      Automotive Market. Three product types account for substantially all of the fiber consumed by the automotive industry: paper, catalytic converter gasket material, and heat shield materials.

      Other Markets. Ceramic fiber is being used in several newer applications in markets such as fire protection, power generation, appliances, and commercial insulation. In these industries, products are often customized to meet special customer needs.

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

      The Company's operations in Tonawanda, New York are certified under the International Quality Standard, ISO 9000, and the rigorous U.S. automotive standard, QS 9000. The Company's operations in New Carlisle, Indiana and in Amherst, New York are certified under ISO 9000, as are the Company's operations in Brazil.

      The Company's operations in Australia, France, India, and the U.K. are certified under ISO9002 and the Company's operations in Germany are certified under TS16949.

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

      The Company has maintained a strong financial commitment to its research and development program. Research and development expense totaled $2,905,000, $4,094,000 and $3,022,000, or approximately 2.6%, 2.6% and 2.0% of net sales during the years 2000, 2001 and 2002, respectively.

COMPETITION

      The ceramic fiber industry is highly competitive, and some of the Company's competitors are larger and have greater resources than the Company. In the furnace-related markets, competition is based primarily on product quality, price, and service. In the new higher growth markets, competition is based primarily on product technology, technical specifications, manufacturing process capabilities, quality assurance and price.

      The Company has significant competitors in its markets, some of which manufacture ceramic fiber while others purchase ceramic fiber and then reprocess it into products which compete with the Company's products. In the furnace-related markets, the Company's major competitors are the Thermal Ceramics business unit of Morgan Crucible, the Vesuvius USA Corporation, a business unit of Cookson Group plc., and the A.P. Green business unit of RHI AG. In the automotive market, the Company's significant competitors include Thermal Ceramics, Minnesota Mining & Manufacturing Company ("3M") and Lydall. Both Lydall and 3M are reprocessors of ceramic fiber.

      The Company's significant competitors in its other markets include Lydall and Thermal Ceramics. In some instances, ceramic fiber competes with a limited number of non-ceramic fiber products such as hard brick refractories and mineral wool.

CYCLICALITY AND SEASONALITY

      The Company's products are generally used in industries subject to supply and demand cycles which reflect general economic activity. In the furnace-related market, supply and demand cycles reflect the timing of new capacity additions and repair and maintenance of existing furnaces. In the Automotive markets, demand reflects the increasing use of catalytic converters and their advancing technology worldwide.

BACKLOG

      The Company does not consider its backlog significant because it fills most of its orders within one month and substantially all of its orders within three months.

PRODUCT AND HEALTH SAFETY ISSUES

      Manufacturers of man-made vitreous fibers ("MMVF") such as fiberglass, mineral wool and ceramic fiber have investigated the potential for adverse health effects associated with the inhalation of airborne fiber. Independent animal studies have indicated that ceramic fiber inhaled by test animals, in large quantities during the course of their lifetimes, can cause fibrosis, lung cancer and mesothelioma, a malignant tumor of the lining of the lungs and chest cavity. Company and industry-sponsored studies of workers with occupational exposure to airborne ceramic fiber, however, to date have found no statistically significant relationship between ceramic fiber exposure and respiratory disease in humans.

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

      The Company's PSP also includes elements designed to identify exposed populations, monitor employee and customer exposures and pursue exposure reductions. Initial assessments in the United States indicate that most ceramic fiber exposure is confined to the workplace and to a limited population of about 30,000 persons. In the United States, employee and customer exposure monitoring has been conducted by the Company under a rigorous protocol, jointly adopted pursuant to a voluntary consent agreement by the U.S. Environmental Protection Agency ("EPA") and the Refractory Ceramic Fiber Coalition ("RCFC"), the ceramic fiber industry trade association. Under the terms of this agreement, industry and customer workplace monitoring samples were taken for a period of five years concluding in mid-1998. The EPA elected to take no immediate action.

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

ENVIRONMENTAL REGULATION

      The Company's operations and properties are subject to a wide variety of foreign, federal, state and local laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contamination in the environment, and the health and safety of employees and other persons. As such, the nature of the Company's operations exposes it to the risk of claims with respect to environmental protection and health and safety matters, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. To the information included in Note 13 to the consolidated financial statements under
Item 8 is incorporated herein by reference.

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

EMPLOYEES

      As of December 31, 2002, the Company employed approximately 1,044 employees, of which approximately 358 are represented by ten separate unions (called work councils outside the United States). A collective bargaining agreement in the United States, representing 21% of the Company's U.S. employees, expires in 2004. Outside the U.S., labor agreements are either state-mandated or Company negotiated with various expiration dates.

SEGMENT AND GEOGRAPHIC INFORMATION

      Reference is made to the information contained in Note 16 to the consolidated financial statements included under Item 8 of this Form 10-K, which is hereby incorporated herein by reference.

ITEM 2. PROPERTIES

The following table provides a description of the Company's principal facilities.

                                           APPROXIMATE
PLANT SITE                                 SQUARE FEET        STATUS             USE
----------                                 -----------        ------             ---
New Carlisle, IN                             275,000          Owned              Manufacturing
Tonawanda, NY                                186,000          Leased             Manufacturing
Amherst, NY                                   42,000          Leased             Manufacturing
Sanborn, NY                                   10,000          Leased             Manufacturing
Niagara Falls, NY                             33,000          Owned              Headquarters, research laboratory
Vinhedo, S.P., Brazil                         74,000          Owned              Manufacturing
Vinhedo, S.P., Brazil                         17,000          Leased             Warehousing
Dusseldorf, Germany                           49,000          Owned              Processing, distribution
Valencia, Venezuela                           12,000          Leased             Manufacturing
Lomas de Zamora, B.A., Argentina              11,000          Leased             Distribution
Thomastown, Australia                         75,000          Owned              Manufacturing
Lorette, France                               87,000          Owned              Manufacturing
Ambert, France                                54,000          Owned              Manufacturing
Rainford, England                            130,000          Owned              Manufacturing
Lakhtar, India                                37,000          Owned              Manufacturing

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no established public trading market for the Company's stock. There are three holders of the Company's common stock.

      On October 4, 2000, the Company and its subsidiaries acquired the insulating ceramic fiber business owned by Compagnie de Saint-Gobain ("Saint-Gobain"). Under the terms of the negotiated transaction, the Company issued $9,500,000 of subordinated notes to Societe Europeenne des Produits Refractaires ("SEPR"), a wholly owned subsidiary of Saint-Gobain, and the Company issued $20,500,000 of its Series A preferred stock to its parent holding company, Unifrax Holding Co., which then pledged the preferred stock to Saint-Gobain as security for subordinated notes issued by the holding company. The securities issued by the Company in the transaction were exempt from registration under the Securities Act of 1933 by the exemption provided by
Section 4(2) of the act.

      One June 11, 2001, the Company repaid, as required, $1,500,000 of the $9,500,000 subordinated notes to SEPR, thereby reducing those subordinated notes to $8,000,000.

      On October 4, 2001 the Company increased its subordinated promissory note to SEPR from $8,000,000 to $12,000,000. The securities issued by the Company in the transaction were exempt from registration under the Securities Act of 1933 by the exemption provided by Section 4(2) of the act. On the same date, the subordinated notes issued by the Company's parent holding company, Unifrax Holding Co., to SEPR were reduced by $4,000,000, from $20,500,000 to $16,500,000. The liquidation preference value of the Series A preferred stock issued by Unifrax Corporation to Unifrax Holding Co. and pledged to Saint-Gobain as security for the subordinated notes, was also reduced by $4,000,000.

      On October 4, 2002, the Company increased its subordinated promissory note to SEPR from $12,000,000 to $16,000,000. The securities issued by the Company in the transaction were exempt from registration under the Securities Act of 1933 by the exemption provided by Section 4(2) of the act. On the same date, the subordinated notes issued by the Company's parent holding company, Unifrax Holding Co., to SEPR were reduced by $4,000,000 from $16,500,000 to $12,500,000.
The liquidation preference value of the Series A preferred stock issued by Unifrax Corporation to Unifrax Holding Co. and pledged to Saint-Gobain as security for the subordinated notes was also reduced by $4,000,000.

      On January 20, 2001, the Company declared and paid a dividend on its redeemable cumulative Series A preferred stock of $22.822 per share on 20,500 shares, for a total of $467,849. On December 18, 2001, the Company declared a dividend on its redeemable cumulative Series A preferred stock of $66.572 per share on 20,500 shares, for a total of $1,364,733. Unifrax Holding Co. then used the proceeds of their dividend from Unifrax Corporation to pay the interest due to SEPR on the outstanding subordinated notes. On December 17, 2002, the Company declared a dividend on its redeemable cumulative Series A preferred stock of $63.784 per share on 20,500 shares, for a total of $1,307,575. This dividend was paid on February 26, 2003.

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

         The Company did not pay dividends on its common stock during 2000, 2001 or 2002 and does not currently intend to pay dividends on its common stock in the foreseeable future. Future decisions as to the payment of dividends will be at the discretion of the Company's Board of Directors, subject to applicable law. The Company's ability to pay dividends on its common stock is also subject to the covenants contained in its Credit Agreement and the Indenture for the Company's 10.5% Senior Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                      EQUITY COMPENSATION PLAN INFORMATION

         The following table shows information as of December 31, 2002 concerning compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized to be issued.

                                   NUMBER OF SECURITIES TO BE                                        NUMBER OF SECURITIES
                                     ISSUED UPON EXERCISE OF       WEIGHTED AVERAGE EXERCISE        REMAINING AVAILABLE FOR
                                      OUTSTANDING OPTIONS,       PRICE OF OUTSTANDING OPTIONS,          FUTURE ISSUANCE
         PLAN CATEGORY                 WARRANTS AND RIGHTS            WARRANTS AND RIGHTS             UNDER EQUITY PLANS
-------------------------------    ---------------------------   -----------------------------      -----------------------
Equity compensation plans
approved by security holders                  2,293                          $2,875                           35

Equity compensation plans not
approved by security holders                     -0-                            n/a                           -0-

Total                                         2,293                          $2,875                           35

ITEM 6. SELECTED FINANCIAL DATA

      The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements and related notes in Item 8 of this Form 10-K.

                                                                       YEAR ENDED DECEMBER 31
                                                   1998            1999            2000            2001            2002
                                              ---------       ---------       ---------       ---------       ---------
STATEMENT OF INCOME DATA:
Net Sales                                     $  85,499       $  85,089       $ 111,982       $ 158,439       $ 153,959
Income before interest, income taxes and
     minority interest                           18,338          19,101          23,082          25,511          25,774
Interest expense                                 11,988          11,335          11,692          12,626          12,221
Provision for income taxes                        2,305           2,792           4,241          (2,264)          4,393
Minority interest                                    --              --              52             187             234
                                              ---------       ---------       ---------       ---------       ---------
Net Income                                    $   4,045       $   4,974       $   7,097       $  14,962       $   8,926
                                              =========       =========       =========       =========       =========

OTHER DATA:
EBITDA (a)                                    $  23,980       $  24,831       $  29,913       $  36,208       $  35,977
Depreciation and amortization                     5,649           5,420           6,725          10,724          10,148
Cash Flows From Operating Activities              9,243          12,684          23,368          29,821          19,385
Cash Flows From Investing Activities             (3,759)         (3,177)        (57,615)         (7,395)         (5,309)
Cash Flows From Financing Activities             (5,800)         (9,550)         36,845         (21,708)        (11,326)


                                                                       YEAR ENDED DECEMBER 31
                                                   1998            1999            2000            2001            2002
                                              ---------       ---------       ---------       ---------       ---------

BALANCE SHEET DATA (AT PERIOD END):
Working capital                               $   4,858       $   9,447       $  31,370       $  17,060       $ (60,320)
Long Term Debt                                  105,950         100,900         126,023         106,095          16,057
Total assets                                     88,654          84,578         162,532         146,835         148,502
Total liabilities                               130,778         122,009         170,701         148,123         143,992
Stockholders' Deficit                           (44,810)        (40,267)        (32,888)        (21,715)        (12,272)


(a) "EBITDA" means earnings from operations before interest expense, taxes, profits or losses on sales or disposals of fixed assets, depreciation, and amortization. EBITDA is included because management believes that it is an indicator used by investors to gauge a company's ability to service its interest and long term debt principal obligations. EBITDA should not be considered in isolation from, as a substitute for, or as being more meaningful than net income, cash flows from operating, investing and financing activities or other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States and should not be construed as an indication of the Company's operating performance or as a measure of liquidity. EBITDA, as presented herein, may be calculated differently by other companies and, as such, EBITDA amounts presented herein may not be comparable to other similarly titled measures of other companies.

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

RESULTS OF OPERATIONS

                                              YEAR ENDED DECEMBER 31
                                           2000         2001         2002
                                         ------       ------       ------
Net sales                                 100.0%       100.0%       100.0%
Cost of goods sold                         50.5         53.5         53.7
                                         ------       ------       ------
Gross profit                               49.5         46.5         46.3
Selling, general and administrative        28.8         30.6         30.4
                                         ------       ------       ------
Operating income                           20.7%        15.9%        15.9%

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

      Net Sales decreased by $4.4 million or 2.8% from $158.4 million in 2001 to $154.0 million in 2002. Lower sales reflect the weaker demand year-over-year in North America, particularly in traditional markets, including primary metals, petrochemical, power, glass and ceramics, offset somewhat by higher North American sales in Automotive and Fire Protection Products, increased Automotive exports, and the favorable effects of a stronger Euro.

      Gross Profit decreased by $2.4 million or 3.2% from $73.7 million in 2001 to $71.3 million in 2002. Gross Profit as a percentage of net sales decreased from 46.5% in 2001 to 46.3% in 2002. The decrease in gross profit was due to lower sales volume. The lower overall gross profit percentage of net sales reflects the effect of continued price competition and lower plant utilization, offset somewhat by the favorable currency effect of a stronger Euro and cost reduction programs.

      Selling, general, and administrative expenses decreased by $1.7 million or 3.7% from $48.5 million in 2001 to $46.8 million in 2002. The decrease in SG&A expenses in 2002, compared to 2001, was due principally to reduced volume related expenses in 2002, lower spending particularly in R&D, and certain integration costs in 2001 related to the acquisition which did not re-occur in 2002. SG&A expenses as a percentage of net sales reduced from 30.6% in 2001 to 30.4% in 2002.

      Operating income decreased by $0.6 million or 2.3% from $25.1 million in 2001 to $24.5 million in 2002, as a result of the factors previously indicated.

      Other income decreased by $0.2 million from $0.2 million in 2001 to zero in 2002 due primarily to a one-time gain, realized in 2001, on the sale of a small product line.

      Income on foreign exchange increased by $1.0 million or 569.6% from $0.2 million in 2001 to $1.2 million in 2002 due primarily to the strengthening of the Euro in the last quarter of 2002.

      Interest expense decreased by $0.4 million or 3.2% from $12.6 million in 2001 to $12.2 million in 2002 due to lower interest rates on certain variable-rate borrowings, lower levels of bank borrowings and redemption of Senior Notes. Interest expense decreased as a percentage of net sales from 8.0% in 2001 to 7.9% in 2002.

      The provision for income taxes changed by $6.7 million from a benefit of $2.3 million in 2001 to an expense of $4.4 million in 2002. During 2001, the Company reversed the remaining deferred tax asset valuation allowance that was established in connection with the Recapitalization, resulting in a one-time, non-cash benefit of $7.3 million. The effective tax rate in 2001, excluding this one-time, non-cash benefit was 38.7%. In 2002, the effective rate reduced to 32.4% primarily due to lower effective income tax rates for certain of the Company's foreign subsidiaries and the recognition of refundable investment tax credits in the United States.

      Net income decreased by $6.1 million or 40.3% from $15.0 million in 2001 to $8.9 million in 2002, as a result of the factors previously indicated. Net income as a percentage of net sales decreased from 9.4% in 2001 to 5.8% in 2002.

      EBITDA decreased by $0.2 million or 0.6% from $36.2 million in 2001 to $36.0 million in 2002. The decrease in EBITDA is principally attributable to the factors affecting operating income which were discussed above. EBITDA as a percent of net sales increased from 22.9% in 2001 to 23.4% in 2002.

      Capital expenditures decreased by $2.1 million or 30.2% from $7.1 million in 2001 to $5.0 million in 2002.

      Working capital changed by $77.4 million from $17.1 million in 2001 to $(60.3) million in 2002 primarily as a result of the reclassification of the Company's 10.5% Senior Notes from long-term debt at December 31, 2001, to current portion of long-term debt at December 31, 2002, offset partially by higher inventories and accounts receivable as a result of the stronger Euro. The Company's Senior Notes are classified as current at December 31, 2002 because they mature November 1, 2003.

      Cash flows from operating activities decreased by $10.4 million or 35.0% from $29.8 million in 2001 to $19.4 million in 2002, principally due to the lower net income and higher receivables. Cash outflows from investing activities decreased by $2.1 million or 28.2% from $7.4 million in 2001 to $5.3 million in 2002 due to lower capital expenditures. Cash outflows from financing activities reduced by $10.4 million or 47.8% from $21.7 in 2001 to $11.3 million in 2002 primarily as a result of lower repayments of bank debt in 2002.

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

      On October 4, 2000, the Company and its subsidiaries acquired the insulating ceramic fiber business owned by Compagnie de Saint-Gobain ("Saint-Gobain")(the "Acquisition"). Under the terms of the Acquisition, the Company issued $9,500,000 of subordinated notes to a wholly owned subsidiary of Saint-Gobain of which $1,500,000 was repaid during 2001, and the Company issued $20,500,000 of its Series A preferred stock to its parent holding company, Unifrax Holding Co., which then pledged the preferred stock to Saint-Gobain as security for subordinated notes issued by the holding company.

         The Saint-Gobain notes mature June 30, 2004, are subordinate to all currently outstanding debt, and bear interest at 8.5% through December 31, 2002 and 10.0% thereafter. On October 4, 2002, in accordance with the terms of the subordinated promissory note, the note payable to SEPR was increased by an additional $4,000,000 to $16,000,000. On the same date the subordinated notes issued by Unifrax Holding Co. to SEPR were reduced by a further $4,000,000 from $16,500,000 to $12,500,000. The liquidation preference value of the Series A preferred stock issued by Unifrax Corporation to Unifrax Holding Co. and pledged to Saint-Gobain as security for the subordinated notes, was also reduced by $4,000,000.

      At December 31, 2002, the Company had outstanding borrowings of $3.8 million on its term loan facilities and $0.6 million on its revolving credit facilities.

      On December 17, 2002, the Company declared a dividend on its redeemable cumulative Series A preferred stock of $63.784 per share on 20,500 shares, for a total of $1,307,575. This dividend was paid to Unifrax Holding Co. on February 26, 2003.

      The Credit Agreement contains various restrictive covenants which include, but are not limited to, a minimum fixed charge coverage ratio, a maximum funded debt to EBITDA ratio, a minimum interest coverage ratio, and restrictions on capital expenditures, distributions, restricted investments, and additional debt, as defined. In addition, the Indenture for the Company's 10.5% Senior Notes contains certain restrictive covenants including requirements that the Company meet certain financial ratio tests and limitations on the ability of the Company to incur additional indebtedness. To the best of its knowledge and belief, the Company has continued to be in compliance with all restrictive covenants, as of December 31, 2002, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of the Company's obligations under the Credit Agreement and the Indenture for the Company's 10.5% Senior Notes and foreclosure on the collateral securing such obligations.

      Disclosures about contractual obligations and commercial commitments are included in various parts of this report on Form 10-K, including Note 5 - Long Term Debt and Seller Note, Note 6 - Fair Value of Financial Instruments and Note 12 - Lease Commitments and Rentals to the Company's consolidated financial statements. A summary of significant contractual obligations is as follows:

                                                      OPERATING
                                       DEBT            LEASE
                                    MATURITIES       COMMITMENTS        TOTAL
                                    ----------       -----------      ----------
 2003                               $   92,679       $    1,673       $   94,352
 2004                                   16,028            1,255           17,283
 2005                                       29            1,030            1,059
 2006                                       --              912              912
 2007                                       --              848              848
 Therafter                                  --            5,609            5,609
                                    ----------       ----------       ----------
                                    $  108,736       $   11,327       $  120,063
                                    ==========       ==========       ==========

      The Company's Credit Agreement matures on August 1, 2003, and its 10.5% Senior Notes mature November 1, 2003. Also, the subordinated promissory notes payable to SEPR mature on June 30, 2004. During the fourth quarter of 2002 the Company began discussions with several banking and other lending institutions regarding the refinancing of all or a significant portion of its indebtedness. Based on the preliminary discussions with these banks and other lending institutions, management believes that all indebtedness maturing in 2003 can be refinanced prior to its maturity date. Furthermore, management believes that cash flows from operations and borrowings under the available credit facility will be adequate to meet the Company's operating requirements and planned capital expenditures over the next 12 months. See "Forward Looking Statements."

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

      At December 31, 2002, the Company had U.S. Federal and state net operating loss carryforwards totaling approximately $16 million which will be available to offset future taxable income. These net operating loss carryforwards expire in 2012 through 2023.

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

      The Company's accounting policies are disclosed in Note 1 - Significant Accounting Policies to the Company's consolidated financial statements under
Item 8 of this report and incorporated herein by reference. The more critical of the Company's accounting policies are described below.

      Accounts Receivable - Foreign Currency: The Company generates a significant portion of its revenues and corresponding accounts receivable from sales denominated in currencies other than the U.S. dollar. As of December 31, 2002, approximately $21 million ($20 million at December 31, 2001) of the Company's accounts receivable were denominated in approximately 10 foreign currencies, of which $14.9 million ($13.3 million at December 31, 2001) are denominated in Euros. Historically, the foreign currency gains and losses on these receivables have not been significant, and the Company has determined that foreign currency derivative products are generally not required to hedge its exposure. During 2002, the Euro appreciated approximately 18.4% against the U.S. Dollar and 5.9% against the U.K. Pound. The foreign currency gain on receivables and other net assets favorably affected income by $1.2 million in 2002. If there were a significant decline in the Euro exchange rate, the U.S. dollar equivalents the Company would receive from its customers could be materially less than the reported amount. A decline in the exchange rate of the Euro to the U.S. dollar of approximately 10% from the rate as of December 31, 2002 would result in an exchange loss of approximately $1.5 million ($1.3 million at December 31, 2001)

      Ceramic Fiber Contingencies - From time to time Unifrax and other manufacturers of ceramic fibers have been named as defendants in lawsuits alleging death or personal injury or worker's compensation claims as a result of exposure in the manufacture and handling of ceramic fiber and other products. The Company believes the lawsuits brought against it have been without merit and the litigation currently pending, or to its knowledge threatened, will not have a material adverse effect on the financial condition or results of operations of the Company. The Company's belief is based on the fact that, although animal studies have indicated that ceramic fiber inhaled by test animals at elevated doses can cause disease, there is no evidence that exposure to refractory ceramic fiber has resulted in disease in humans. In addition, BP America and SEPR have agreed to indemnify the Company, subject to certain limitations, against certain losses resulting from alleged or actual exposure to ceramic fibers. However, in the case of BP America, this indemnity is dependent upon the Company maintaining its Product Stewardship Program consistent with the program maintained by the Company prior to the BP Closing, as modified in a commercially reasonable manner in accordance with changing regulatory, scientific and technical factors. In the Company's opinion, the Product Stewardship Program has been maintained in a manner consistent with these requirements. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected should assumptions with respect to ceramic fiber claims change.

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

      The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The application of the non-amortization provisions of the statement has not had any impact on the net income of the Company.

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

      The Company has applied this new rule beginning in the first quarter of 2002. The implementation of this new rule has not had a material impact on the financial position of the Company in 2002.

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

      The Company had various long-term indebtedness outstanding at December 31, 2001 and 2002. In addition, the Company had certain variable rate indebtedness outstanding at December 31, 2001 and 2002. The interest impact of an increase in interest rates of 100 basis points (1%) would be as follows.

Instrument                                     Interest Rate                              Impact on Earnings
----------                                     -------------                              ------------------

                                                                                               December 31
                                                                                         2001                  2002
                                                                                  ------------          ------------
                                                                                               (In thousands)
Credit Agreement                            Variable, based on LIBOR              $        (31)         $         (6)
Credit Agreement                            Variable, based on CDI                         (61)                  (37)

Senior Notes                                Fixed                                           --                     -
Subordinated Promissory Notes               Fixed                                           --                     -
                                                                                  ------------          ------------
                                                                                           (92)                  (43)

Less tax benefit                                                                            12                     2
                                                                                  ------------          ------------

Net income reduction                                                              $        (80)         $        (41)
                                                                                  ============          ============

      On January 30, 2002, the Company entered into an interest rate swap agreement with Bank of America N.A. to mature November 1, 2003, effectively converting fixed-rate debt with a notional principal amount of $25,000,000 to variable-rate debt. Under the terms of the agreement, Unifrax received 10.50% and paid 3 month LIBOR plus 7.30%, compounded quarterly and paid semi-annually on the interest payment dates associated with the Senior Notes. Bank of America N.A., in accordance with the terms of the agreement, exercised their right to terminate the agreement effective November 1, 2002. At the termination date the Company received $127,375 which was recorded as a reduction of interest expense for 2002.

      A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States, the United Kingdom, France, Germany, Brazil, Venezuela, Australia, and India using materials purchased internationally, and sells into those and other worldwide markets. Additionally, the Company operates a branch sales office in Argentina. The Company and its subsidiaries invoice their products both in local and foreign currencies. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets into which the Company sells its products. For example, when the U.K. Pound Sterling strengthens relative to the Euro, the value of sales from the U.K. which are denominated in Euros decreases when translated back to Sterling. When the U.S. Dollar strengthens against other currencies, the price of competitive imports into the U.S. from those other countries often decreases. To mitigate the short-term effect of exchange rate changes on the Company's purchases, sales and financial results in its various locations, the Company may from time to time hedge its exposure to certain currencies by entering into foreign exchange contracts. During 2002, the Company did not enter into any foreign exchange contracts. The significant devaluation of the Argentinean peso in January 2002 did not have a material impact on the Company's results of operations. In addition, the Company has a small facility in Venezuela. The political and economic issues in that country during 2002 had an adverse impact on the Company's local operations. However, these local adverse issues did not have a material impact on the Company's overall results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                                                                    PAGE IN
                                                                                   FORM 10-K
                                                                                   ---------
Report of Independent Auditors................................................         18
Consolidated Balance Sheets as of December 31, 2001 and 2002..................         19
Consolidated Statements of Income for the Years Ended
     December 31, 2000, 2001 and 2002.........................................         20
Consolidated Statements of Stockholders' Deficit for the Years Ended
     December 31, 2000, 2001 and 2002.........................................         21
Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2000, 2001 and 2002.........................................         22
Notes to Consolidated Financial Statements ...................................         23

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Unifrax Corporation

We have audited the accompanying consolidated balance sheets of Unifrax Corporation as of December 31, 2001 and 2002, and the related consolidated statements of income, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unifrax Corporation at December 31, 2001 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Unifrax Corporation will continue as a going concern. As more fully described in Note 5, the senior subordinated debt is due in the fourth quarter of 2003. The inability of the Company to refinance this debt on a timely basis could raise substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  /s/ Ernst & Young LLP




Buffalo, New York
February 27, 2003

                               UNIFRAX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, except share and per share amounts)

                                                                                               DECEMBER 31
                                                                                              2001            2002
                                                                                         ---------       ---------
ASSETS
Current assets:
   Cash                                                                                  $   3,219       $   5,962
   Marketable securities and investments                                                       253             218
   Accounts receivable, trade, less allowance of $2,062 and $1,916, respectively            28,533          33,089
   Inventories                                                                              16,305          17,307
   Deferred income taxes                                                                     1,602           1,530
   Prepaid expenses and other current assets                                                 3,019           2,153
                                                                                         ---------       ---------
Total current assets                                                                        52,931          60,259
Property, plant and equipment, net                                                          69,109          65,466
Deferred income taxes                                                                       21,323          19,784
Financing costs, net of accumulated amortization of $3,606 and $4,683, respectively          1,933             856
Marketable securities and investments                                                        1,211           1,876
Other assets                                                                                   328             261
                                                                                         ---------       ---------
                                                                                         $ 146,835       $ 148,502
                                                                                         =========       =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current portion of long-term debt                                                     $   9,169       $  92,679
   Accounts payable                                                                          9,793          11,410
   Accounts payable, related parties                                                         2,054           1,217
   Accrued expenses                                                                         14,855          15,273
                                                                                         ---------       ---------
Total current liabilities                                                                   35,871         120,579

Long-term debt                                                                             106,095          16,057
Accrued postretirement benefit cost                                                          3,578           3,659
Other long-term obligations                                                                    909           1,623
Deferred income taxes                                                                        1,670           2,074

Minority interest                                                                              910           1,102

Redeemable cumulative Series A preferred stock--$0.01 par value; non-voting;
   30,000 shares authorized; 20,500 shares issued and
   outstanding, at liquidation preference value                                             16,381          12,394
Redeemable convertible cumulative Series B preferred stock--$0.01 par value; voting; 10,000 shares authorized; 1,667 shares issued
   and outstanding, at liquidation preference value                                          3,136           3,286

STOCKHOLDERS' DEFICIT
Common stock--$0.01 par value; 40,000 shares authorized;
   20,000 and 20,025 shares issued and outstanding at
   December 31, 2001 and 2002 respectively                                                      --              --
Additional paid-in capital                                                                  37,670          36,246
Accumulated deficit                                                                        (57,328)        (48,402)
Accumulated other comprehensive (loss)                                                      (2,057)           (116)
                                                                                         ---------       ---------

                                                                                           (21,715)        (12,272)
                                                                                         ---------       ---------
                                                                                         $ 146,835       $ 148,502
                                                                                         =========       =========

See accompanying notes to consolidated financial statements

                               UNIFRAX CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands)

                                                                                DECEMBER 31
                                                                     2000            2001            2002
                                                                ---------       ---------       ---------
Net sales                                                       $ 111,982       $ 158,439       $ 153,959

Cost of goods sold                                                 56,530          84,765          82,651
                                                                ---------       ---------       ---------
Gross profit                                                       55,452          73,674          71,308

Selling, general and administrative expenses                       32,240          48,548          46,766
                                                                ---------       ---------       ---------
Operating income                                                   23,212          25,126          24,542

Royalty income, net of related expenses                               245              --              29
Other (expense) income                                               (151)            204              (9)
Foreign exchange (expense) income                                    (224)            181           1,212
                                                                ---------       ---------       ---------
Income before interest, income taxes and minority interest         23,082          25,511          25,774

Interest expense                                                  (11,692)        (12,626)        (12,221)
                                                                ---------       ---------       ---------
Income before income taxes and minority interest                   11,390          12,885          13,553

Provision for income taxes                                          4,241          (2,264)          4,393
                                                                ---------       ---------       ---------
Income before minority interest                                     7,149          15,149           9,160

Minority interest                                                      52             187             234
                                                                ---------       ---------       ---------
Net income                                                      $   7,097       $  14,962       $   8,926
                                                                =========       =========       =========

See accompanying notes to consolidated financial statements.

                               UNIFRAX CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
               (In Thousands, except share and per share amounts)

                                                                                                 Accumulated
                                                                               Additional           Other              Total
                                            Common           Paid-In          Accumulated        Comprehensive      Stockholders'
                                            Stock            Capital            Deficit          Income (Loss)        Deficit
                                         ------------      ------------       ------------       -------------      ------------
 Balance at January 1, 2000              $         --      $     39,684       $    (79,387)      $       (564)      $    (40,267)

 Net income                                        --                --              7,097                 --              7,097
 Foreign currency translation
   adjustment                                      --                --                 --                778                778
                                                                                                                    ------------
 Comprehensive income                                                                                                      7,875
 Accumulated Series A preferred
   stock dividends ($17 per share)                 --              (346)                --                 --               (346)
 Accumulated Series B preferred
   stock dividends ($90 per share)                 --              (150)                --                 --               (150)
                                         ---------------------------------------------------------------------------------------

 Balance at December 31, 2000                      --            39,188            (72,290)               214            (32,888)

 Net income                                        --                --             14,962                 --             14,962
 Foreign currency translation
   adjustment                                      --                --                 --             (2,248)            (2,248)
 Minimum pension liability
   adjustment, net of taxes of $53                 --                --                 --                (87)               (87)
 Unrealized gain on marketable
   equity securities                               --                --                 --                 64                 64
                                                                                                                    ------------
 Comprehensive income                                                                                                     12,691
 Accumulated Series A preferred
   stock dividends ($67 per share)                 --            (1,368)                --                 --             (1,368)
 Accumulated Series B preferred
   stock dividends ($90 per share)                 --              (150)                --                 --               (150)
                                         ---------------------------------------------------------------------------------------

 Balance at December 31, 2001                      --            37,670            (57,328)            (2,057)           (21,715)

 Net Income                                        --                --              8,926                 --              8,926
 Foreign currency translation
   adjustment                                      --                --                 --              2,068              2,068
 Minimum pension liability
   adjustment, net of taxes of $136                --                --                 --               (222)              (222)
 Unrealized gain on marketable
   equity securities                               --                --                 --                 95                 95
                                                                                                                    ------------
 Comprehensive income                                                                                                     10,867
 Proceeds of issue of additional
   common stock                                    --                46                 --                 --                 46
 Accumulated Series A preferred
   stock dividends ($64 per share)                 --            (1,320)                --                 --             (1,320)
 Accumulated Series B preferred
   stock dividends ($90 per share)                 --              (150)                --                 --               (150)
                                         ---------------------------------------------------------------------------------------

Balance at December 31, 2002             $         --      $     36,246       $    (48,402)      $       (116)      $    (12,272)
                                         =======================================================================================

See accompanying notes to consolidated financial statements.

                               UNIFRAX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                         DECEMBER 31
                                                                2000           2001           2002
                                                            --------       --------       --------
OPERATING ACTIVITIES
Net income                                                  $  7,097       $ 14,962       $  8,926
Adjustments to reconcile net income to cash
     provided by operating activities:
       Depreciation and amortization                           6,725         10,724         10,148
       Provision for deferred income taxes                     3,182         (5,304)         1,649
       Minority interest                                          52             23            192
       Other adjustments                                         194            (83)           629
       Changes in operating assets and liabilities
          net of businesses acquired:
          Accounts receivable                                   (572)        14,878         (3,442)
          Inventories                                            700            266           (492)
          Prepaid expenses and other current assets               38         (2,347)           929
          Accounts payable and accrued expenses                6,104         (3,505)           947
          Accrued postretirement benefit cost                     73             87             81
          Other long-term liabilities                           (225)           120           (182)
                                                            --------       --------       --------
Cash provided by operating activities                         23,368         29,821         19,385

INVESTING ACTIVITIES
Payments for businesses acquired, net of cash acquired       (51,383)            --             --
Capital expenditures                                          (6,144)        (7,092)        (4,952)
Proceeds from sales of marketable securities                      --          1,016          1,209
Purchases of marketable securities                                --         (1,538)        (1,666)
Other                                                            (88)           219            100
                                                            --------       --------       --------
Cash used in investing activities                            (57,615)        (7,395)        (5,309)

FINANCING ACTIVITIES
Dividends paid                                                    --           (468)        (1,365)
Borrowings under revolving loans                              39,555         19,581         39,666
Proceeds from long-term debt                                  23,554             --             --
Proceeds from issuance of preferred stock                     20,500             --             --
Proceeds from issuance of common stock                            --             --             46
Repayments of revolving loan                                 (38,833)       (22,856)       (41,468)
Repayments of long-term borrowings                            (6,431)       (17,965)        (8,205)
Deferred financing fees                                       (1,500)            --             --
                                                            --------       --------       --------
Cash provided by (used in) financing activities               36,845        (21,708)       (11,326)
Net effect of exchange rate changes on cash                       51           (148)            (7)
                                                            --------       --------       --------
Net increase (decrease) in cash                                2,649            570          2,743
Cash at beginning of year                                         --          2,649          3,219
                                                            --------       --------       --------
Cash at end of year                                         $  2,649       $  3,219       $  5,962
                                                            ========       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   CASH PAID DURING THE YEAR FOR:
     Interest                                               $ 11,263       $ 12,985       $ 13,672
     Income taxes                                                365          3,574            609

See accompanying notes to consolidated financial statements

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2002

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

      As of December 31, 2002, the Company employed approximately 1,044 employees, of which approximately 358 are represented by ten separate unions (called work councils outside the United States). A collective bargaining agreement in the United States, representing 21% of the Company's U.S. employees, expires in 2004. Outside the U.S., labor agreements are either state-mandated or Company negotiated with various expiration dates.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of revenue, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

SHIPPING AND HANDLING COSTS

      Freight costs incurred in connection with shipping products to customers, a portion of which may be billed to the customers, are included in selling, general and administrative expenses in the accompanying statements of income. Such costs totaled $2,387,000, $5,002,000, and $5,088,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

INVENTORIES

      Inventories are valued at the lower of cost or net realizable value. The cost of approximately 50% of inventories at December 31, 2001 and 2002, comprising substantially all inventories in the U.S., is determined by the last-in, first-out method (LIFO). Cost for the non-U.S. entities is principally determined using the weighted-average method or, in some cases, the first-in-first-out (FIFO) method.

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

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

      Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rate and laws that apply in the periods in which the deferred tax asset or liability is expected to be realized or settled. The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries, totaling approximately $10.2 million at December 31, 2002 ($4.5 million at December 31, 2001), as the Company does not currently expect those unremitted earnings to reverse and become taxable in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner.

      A valuation allowance is recorded against deferred tax assets resulting from net operating losses and deductible temporary differences when it is more likely than not that the deferred tax asset will not be realized. There were no valuation allowances recorded as of December 31, 2001, and 2002.

      Investment tax credits are accounted for using the flow-through method.

ACCOUNTING FOR STOCK BASED COMPENSATION

      In accordance with the provisions of SFAS No 123 the Company has elected to continue applying the provisions of Accounting Principles Board Opinion No 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

stock option price at the grant date is equal to or greater than the fair market value of the stock at that date. The fair value of each option on the date of grant was estimated at the date of grant using the minimum value method and the following weighted-average assumptions.

                                                                 2001           2002
                                                             --------       --------
Risk free interest rate                                             4%           n/a
Dividend yield                                                      0%           n/a
Weighted-average expected life of the option (in years)             4            n/a

      The following illustrates the pro forma effect on net income if the Company had applied the fair value recognition provisions of SFAS No 123:

                                                          PRO FORMA
                                             ------------------------------------
                                               2000          2001          2002
                                             -------       --------       -------
                                                        (In Thousands)
Net income as reported                       $ 7,097       $ 14,962       $ 8,926
Deduct: Total stock-based employee
     compensation expense determined
     under fair value method for all
     awards, net of related tax effects          (82)          (124)         (117)
                                             -------       --------       -------
Pro forma net income                         $ 7,015       $ 14,838       $ 8,809
                                             =======       ========       =======

ADVERTISING COSTS

      Advertising costs, which consist principally of advertisements in trade journals, brochures, and attendance at trade shows, are expensed as incurred. Advertising costs totaled $791,000, $998,000 and $980,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

RESEARCH AND DEVELOPMENT COSTS

      Product research and development costs are charged to expense as incurred. Research and development expense for the years ended December 31, 2000, 2001 and 2002 were $2,905,000, $4,094,000 and $3,022,000, respectively.

HEALTH, SAFETY AND ENVIRONMENTAL QUALITY PROGRAMS

      Costs associated with the Company's Health, Safety and Environmental Quality ("HSEQ") programs, which include the Company's Product Stewardship Program, the Ceramic Fibers Advisory Board, ongoing employee health studies and workplace exposure monitoring studies, are expensed as incurred. Amounts charged to operations during the years ended December 31, 2000, 2001 and 2002, relating to HSEQ totaled $1,307,000, $1,643,000 and $1,564,000, respectively, and are included in selling, general and administrative expenses in the accompanying statements of income.

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FINANCIAL INSTRUMENTS

      The Company periodically enters into interest rate swap agreements to effectively convert a portion of fixed-rate debt into variable-rate debt. All payments and receipts under the swap agreements are recorded as adjustments to interest expense.

      The Company adopted statement SFAS 133 effective January 1, 2001. The cumulative effect of adopting SFAS 133 was not material. The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not qualifying hedges are adjusted to fair value through income. If the derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

RECLASSIFICATIONS

      Certain reclassifications of 2000 and 2001 information have been made to conform with the 2002 presentations.

2. BUSINESS ACQUISITIONS

      On October 4, 2000, the Company acquired the capital stock of certain companies and certain assets of other companies that comprised the high performance insulating ceramic fibers business (the "Ceramic Fiber Business") of Saint-Gobain.

      The Ceramic Fiber Business was managed by Societe Europeenne de Produits Refractaires and was contained in various legal entities which were owned ultimately by Saint-Gobain.

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

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                               DECEMBER 31
                                                  2000
                                              --------------
                                              (In Thousands)
                     Net Sales                $    168,257
                     Net Income                      7,504

      Indian law required the Company to undertake a tender offering for the shares of Orient Cerlane Ltd ("OCL"), the Company's majority-owned Indian subsidiary, held by the minority shareholders. In January 2001, the Company completed its initial tender offering and acquired 83,350 shares of OCL at a cost of approximately $404,000. In December 2001 the Company acquired an additional 24,300 shares of OCL at a cost of approximately $101,000. In 2002, pursuant to the further tender offering, the Company acquired a further 55,025 shares in OCL at an approximate cost of $237,000.

      Following these acquisitions, the Company owns 1,328,025 shares of OCL amounting to 67.14%. In November 2002, in association with the Indian Promotor Group, who has beneficial ownership of 25.77% of the shares of OCL, the Company applied to the Delhi Stock Exchange and the Stock Exchange Mumbai for delisting of the Company's stock. If the delisting application is accepted, the Company is obligated to purchase any further shares offered for sale before November 2003 by outside shareholders.

3. INVENTORIES

Major classes of inventories are as follows:

                                                             DECEMBER 31
                                                         2001               2002
                                                      -------            -------
                                                             (In Thousands)
Raw material and supplies                             $ 6,740            $ 6,990
In-process                                              1,604              1,861
Finished product                                        7,128              7,395
                                                      -------            -------
                                                       15,472             16,246
Adjustment to LIFO cost                                   833              1,061
                                                      -------            -------
                                                      $16,305            $17,307
                                                      =======            =======

The cost of inventories determined on the LIFO method exceeds the current cost of inventories principally as a result of reduced manufacturing costs.

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                              DECEMBER 31
                                                            2001             2002
                                                      ----------       ----------
                                                            (In Thousands)
Land and land improvements                            $    2,884       $    3,059
Buildings                                                 28,452           29,976
Machinery, equipment, furniture and fixtures              91,179           92,054
Construction in progress                                   1,193            2,322
                                                      ----------       ----------
                                                         123,708          127,411
Less accumulated depreciation                            (54,599)         (61,945)
                                                      ----------       ----------
                                                      $   69,109       $   65,466
                                                      ==========       ==========

For the years ended December 31, 2000, 2001 and 2002, depreciation expense amounted to $5,689,000, $9,554,000 and $9,641,000, respectively.

5. LONG TERM DEBT AND SELLER NOTE

Long term debt consists of the following:

                                      WEIGHTED AVERAGE
                                         INTEREST RATE           BALANCE OUTSTANDING
                                          DECEMBER 31                 DECEMBER 31
                                       2001           2002           2001          2002
                                   --------       --------       --------      --------
                                                                     (In Thousands)
Credit Agreement:
     Term loans
         France                        5.90%            --       $    780      $     --
         Brazil                       20.35          26.57%         6,082         3,673
         India                           --             --            127            85
                                                                 --------      --------
              Total                                                 6,989         3,758

     Revolving loans
         United States                 4.75           4.25             32            17
         United Kingdom                6.64           6.24          2,243           620
                                                                 --------      --------
              Total                                                 2,275           637

10 1/2% Senior Notes due 2003         10.50          10.50         94,000        88,341

Subordinated promissory notes          7.00           8.50         12,000        16,000
                                                                 --------      --------

Total debt                                                        115,264       108,736
Less current portion                                                9,169        92,679
                                                                 --------      --------
Long term debt                                                   $106,095      $ 16,057
                                                                 ========      ========

      The Company's Credit Agreement dated as of October 5, 2000, as amended, provides a total Credit Facility consisting of (a) a U.S. Revolving Loan not to exceed $19,000,000; (b) a U.K. Revolving Loan not to exceed GBP 4,123,711 (approximately $6,600,000); (c) a Term Loan (U.K.) in the amount of GBP 4,123,711 (approximately $6,600,000); (d) a Term Loan (France) in the amount of EUR 11,454,754 (approximately $12,000,000); and (e) a

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Brazilian Letter of Credit in the amount of $12,500,000, $9,000,000 of which is part of the term loan facility and the balance of which is charged as a reserve against the U.S. Borrowing Base. The revolving loan commitments expire August 1, 2003. Interest rates at December 31, 2002 on the revolving loans and term loans in the U.S. and Europe are based on LIBOR or a bank base rate plus a margin of 2.00% or 2.25% as defined. Interest on the term loan in Brazil is based on a market rate index. Term loan amounts under the Credit Agreement mature August 1, 2003.

      A fee of 0.25% is charged on the amount by which the U.S. or U.K. maximum revolving loan amount exceeds the average actual daily outstanding amount of U.S. and U.K. revolving loans and letter of credit obligations including the Brazilian letter of credit reserve. The Brazilian letter of credit and other letters of credit are subject to fees of 2.5% and 2.00%, respectively, as defined. As of December 31, 2002, the Company also has outstanding an Indian letter of credit of $600,000 (necessary to support a tender offer), and a $624,000 letter of credit required by the State of New York for Worker's Compensation. The Brazilian letter of credit expired October 1, 2002 and was initially renewed for $6.00 million up to February 28, 2003, and then again up to June 15, 2003.

      Interest rates and fees under the Credit Agreement will be adjusted upward or downward quarterly beginning January 2002 based on the previous 12 months' actual fixed charge coverage ratio. Based on the fixed charge coverage ratio for the 12 months ended December 31, 2002, the Company expects the letter of credit fees and the applicable margins on the revolving loans and term loans in the U.S. and Europe to decrease by 0.25%. In addition, the Company expects the fee charged on the unused revolving loans in the U.S. and Europe to remain at 0.25%.

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

      At December 31, 2002, Unifrax also had outstanding subordinated promissory notes to SEPR, for $16,000,000 ($12,000,000 at December 31, 2001). The notes require annual interest payments at agreed upon rates. The notes mature on June 30, 2004. The notes permit interest payments to be added to principal in the event payment of the interest would violate provisions of the Company's senior indebtedness.

      In addition, Holding, which owns approximately 90% of Unifrax had outstanding to SEPR at December 31, 2002, subordinated promissory notes totaling $12,500,000 ($16,500,000 at December 31, 2001). The subordinated note between Unifrax and SEPR can be increased under certain conditions with a corresponding decrease in the subordinated notes between Holding and SEPR. On October 4, 2002, the subordinated note between Unifrax and SEPR was increased by $4,000,000 and the subordinated notes between Holding and SEPR were decreased $4,000,000. Unifrax accounted for the additional notes assumed from Holding as a reduction in the liquidation preference value of the Series A preferred stock issued to Holding.

Maturities of debt are as follows (in thousands):

                            2003               $ 92,679
                            2004                 16,028
                            2005                     29

      The Company's Credit Agreement matures on August 1, 2003, and its 10.5% Senior Notes mature November 1, 2003. Also, the subordinated promissory notes payable to SEPR mature on June 30, 2004. During the fourth quarter of 2002 the Company began discussions with several banking and other lending institutions regarding the

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

refinancing of all or a significant portion of its indebtedness.
Based on the preliminary discussions with these banks and other lending institutions, management believes that all indebtedness maturing in 2003 can be refinanced prior to its maturity date.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

      At December 31, 2001 and 2002, the carrying amount and fair value of the Company's financial instruments were as follows. Bracketed amounts in the carrying amount column represent liabilities for potential cash outflows. Bracketed amounts in the fair value column represent estimated cash outflows required to currently settle the financial instrument at current market rates.

                                        DECEMBER 31, 2001                  DECEMBER 31, 2002
                                        -----------------                  -----------------
                                     CARRYING           FAIR           CARRYING           FAIR
                                      AMOUNT           VALUE            AMOUNT           VALUE
                                    ----------       ----------       ----------       ----------
                                                            (In Thousands)
Assets:
     Cash and cash equivalents      $    3,219       $    3,219       $    5,962       $    5,962
     Marketable securities               1,464            1,464            2,094            2,094
Liabilities:
     Long-term debt (including
         current maturities)          (115,264)        (115,264)        (108,736)        (108,736)

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

      On January 30, 2002, the Company entered into an interest rate swap agreement with Bank of America N.A. to mature November 1, 2003, effectively converting fixed-rate debt with a notional principal amount of $25,000,000 to variable-rate debt. Under the terms of the agreement, Unifrax received 10.50% and paid 3 month LIBOR plus 7.30%, compounded quarterly and paid semi-annually on the interest payment dates associated with the Senior Notes. Bank of America N.A., in accordance with the terms of the agreement, exercised their right to terminate the agreement, effective November 1, 2002.

7. RELATED PARTY TRANSACTIONS

      An affiliate of Kirtland Capital Partners II L.P. ("Kirtland"), the principal shareholder of Holding, and the Company have entered into an Advisory Services Agreement pursuant to which Kirtland provides management consulting and financial advisory services to the Company for a stipulated fee. The Company was charged $500,000 in 2000 and 2001 and $300,000 in 2002 by Kirtland in connection with the Advisory Services Agreement. In addition, if the Company completes an acquisition, Kirtland is entitled to receive a fee of approximately 1% of the purchase price, including assumed debt. In connection with the Acquisition, the Company paid Kirtland a fee of $585,000 in 2000.

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                               DECEMBER 31
                                                             2001           2002
                                                          -------        -------
                                                             (In Thousands)
Accrued compensation and employee benefits                $ 6,335        $ 6,970
Interest                                                    3,842          2,889
Other                                                       4,678          5,414
                                                          -------        -------
                                                          $14,855        $15,273
                                                          =======        =======

9. PENSION AND OTHER RETIREMENT BENEFITS

      The Company sponsors qualified defined benefit pension plans (the "Plans") covering its U.S. hourly union employees, its U.K. employees, and certain other foreign employees. Benefits under the Plans are generally based on length of service. The following tables summarize certain information with respect to the
Plans:

                                                                    DECEMBER 31
                                                                 2001              2002
                                                           ----------        ----------
                                                                 (In Thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                    $    1,947        $   16,229
Service cost                                                       37               907
Interest cost                                                     181             1,044
Benefits paid                                                    (166)             (144)
Actuarial gain                                                     51               177
Plan amendments                                                    --               102
Benefit obligations transferred from predecessor plan          14,119                --
Foreign currency translation impact                                60             2,250
                                                           ----------        ----------
Benefit obligation at end of year                              16,229            20,565
                                                           ----------        ----------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                    870            15,199
Actual return on plan assets                                      (64)           (2,839)
Employer contribution                                             156               720
Employee contribution                                              --               246
Benefits paid                                                    (166)              (37)
Plan asset transferred from predecessor plan                   14,304                --
Foreign currency translation impact                                99             1,402
                                                           ----------        ----------
Fair value of plan assets at end of year                       15,199            14,691
                                                           ----------        ----------

Funded status                                                  (1,030)           (5,874)
Unrecognized prior service cost                                    86               180
Unrecognized actuarial losses                                     140             4,901
Additional minimum liability                                     (226)             (678)
                                                           ----------        ----------
Accrued pension obligation                                 $   (1,030)       $   (1,471)
                                                           ==========        ==========

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate                                              6.0% - 7.0%       5.8% - 6.5%
Expected return on plan assets                             6.0% - 8.0%              8.0%
Rate of compensation increase                                     3.5%             3.65%

                                                              YEAR ENDED DECEMBER 31
                                                         2000           2001           2002
                                                     --------       --------       --------
                                                                  (In Thousands)
COMPONENTS OF NET PERIODIC PENSION COST
Service cost                                         $     62       $     37       $    907
Interest cost                                              93            181          1,044
Expected return on plan assets                            (74)           (70)        (1,260)

Amortization of unrecognized prior service cost
     and actuarial gains and losses                         2              7              8
                                                     --------       --------       --------
Net periodic pension cost                            $     83       $    155       $    699
                                                     ========       ========       ========

                                                               DECEMBER 31
                                                            2001           2002
                                                         -------        -------
                                                             (In Thousands)
AMOUNTS RECOGNIZED IN THE BALANCE SHEET
Prepaid (accrued) benefit asset (liability):
     Other assets                                        $   114        $   252
     Accrued liabilities                                    (384)          (100)
     Other long-term liabilities                            (760)        (1,623)
                                                         -------        -------
                                                         $(1,030)       $(1,471)
                                                         =======        =======

      Unrecognized gains and losses and prior service cost are amortized on a straight-line basis over a period approximating the average remaining service period for active participants.

      The aggregate accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $2,412,000 and $689,000, respectively, as of December 31, 2002, and $1,940,000 and $796,000, respectively, at December 31, 2001.

      Prior to the Acquisition, the Company's employees in the U.K. participated in a defined benefit pension plan sponsored by affiliates of Saint-Gobain. In connection with the Acquisition, Saint-Gobain retained pension liabilities associated with all retirees and agreed to transfer assets equal to the projected benefit obligations of all active employees transferred with the U.K. Ceramic Fiber Business to a similar defined benefit pension plan to be established and sponsored by the Company's U.K. subsidiary. Effective November 2001, the Company created a defined benefit pension plan in the United Kingdom. In January 2002, Saint-Gobain transferred approximately GBP 9.9 million to Barclay's Global Investors (BGI), the UK plan's fund manager, who then promptly invested the transferred amount, largely in equity mutual funds. The funds transferred represented the U.K. actuary's estimate of the pension rights and entitlements, under the Trust Deed and Rules, of the members who transferred from the Saint-Gobain defined benefit pension plan to the new Unifrax defined benefit pension plan.

      From the Acquisition date through the effective date of the U.K. pension plan, the Company continued to make contributions to the predecessor Saint-Gobain plan. Contributions for 2001 totaled GBP 329,000 (approximately $470,000). There were no contributions to the predecessor Saint-Gobain plan in 2002.

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      In France, Germany and Italy, the Company's employees participate in a national retirement plan which may require annual contributions by the employer and the employee. In some instances the Company may provide a limited lump sum supplement to the employee at the retirement date.

      The Company also sponsors a qualified defined contribution, money-purchase pension plan for its U.S. salaried employees. Under the money-purchase plan, the Company contributes an amount equal to 2.5% of an employee's applicable annual compensation to investment accounts as directed by the employee. The annual expense for the money purchase plan was $458,000, $467,000 and $477,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

      The Company also sponsors a defined contribution 401(k) plan which is available to substantially all U.S., non-union employees of the Company. Company contributions, representing a 50% matching of employee contributions up to a maximum of 6% of the employee's base pay, amounted to $488,000, $546,000 and $466,000 during the years ended December 31, 2000, 2001 and 2002, respectively.

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

      In Australia, certain of the Company's current and former employees participate in a defined contribution (superannuation) pension plan administered by a trustee. Total assets in the plan at December 31, 2002 were approximately A$2.6 million (approximately $1.5 million) and at December 31, 2001 approximately A$2.5 million (approximately $1.3 million). The annual expense for the Australian plan in 2002 was approximately A$220,000 (approximately $120,000), and for 2001 approximately A$98,000 (approximately $50,000).

      In addition to pension benefits, the Company also provides certain health care benefits to retired U.S. employees who meet eligibility requirements. The Company's policy is to fund other postretirement benefits as insurance premiums or claims become due.

      The following table summarizes certain information with respect to the Company's other postretirement benefits.

                                                                    YEAR ENDED DECEMBER 31
                                                              2000           2001           2002
                                                            --------       --------       --------
                                                                       (In Thousands)
COMPONENTS OF NET PERIODIC POSTRETIREMENT BENEFIT COST
Service cost--benefits earned                               $     95       $     69       $     79
Interest costs                                                   139            116            124
Amortization of unrecognized net gain                            (97)           (92)          (117)
Amortization of unrecognized prior service cost                   40             40             40
                                                            --------       --------       --------
Net periodic postretirement benefit expense                 $    177       $    133       $    126
                                                            ========       ========       ========

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                  DECEMBER 31
                                                2001          2002
                                             -------       -------
                                                 (In Thousands)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year      $ 2,069       $ 1,792
Service cost                                      69            79
Interest cost                                    116           124
Actuarial loss (gain)                           (418)           20
Benefits paid                                    (44)          (45)
                                             -------       -------
Benefit obligation at end of year              1,792         1,970
Unrecognized prior service cost                 (367)         (327)
Unrecognized actuarial gains                   2,153         2,016
                                             -------       -------
Accrued postretirement benefit cost          $ 3,578       $ 3,659
                                             =======       =======

WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate                                        7.0%        6.5%

      The assumed annual rate of future increase in the per capita cost of health care benefits (health care cost trend rate) for 2002 and beyond is 6% for all beneficiaries. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effect:

                                                              ONE PERCENTAGE    ONE PERCENTAGE
                                                              POINT INCREASE    POINT DECREASE
                                                              --------------    --------------
                                                                       (In Thousands)
Effect on total of service and interest cost components          $      1          $     (1)
Effect on postretirement benefit obligation                             6                (8)

      Unrecognized gains and losses and prior service cost are amortized on a straight-line basis over a period approximating the average remaining service period for active participants.

10. INCOME TAXES

The components of income before income taxes and minority interest are as follows:

                                                YEAR ENDED DECEMBER 31
                                      2000               2001               2002
                                   -------            -------            -------
                                                   (In Thousands)
Domestic                           $10,576            $ 6,237            $ 5,890
Foreign                                814              6,648              7,663
                                   -------            -------            -------
                                   $11,390            $12,885            $13,553
                                   =======            =======            =======

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The provision for income taxes consists of the following:

                                                 YEAR ENDED DECEMBER 31
                                      2000               2001               2002
                                   -------            -------            -------
                                                   (In Thousands)
Current:
         Federal                   $   376            $   640            $    56
         State                         149                146               (273)
         Foreign                       534              2,254              2,961
                                   -------            -------            -------
                                     1,059              3,040              2,744
Deferred:                            3,182             (5,304)             1,649
                                   -------            -------            -------
                                   $ 4,241            $(2,264)           $ 4,393
                                   =======            =======            =======

The provision for income taxes differs from the amount computed by applying the statutory income tax rate as follows:

                                                 YEAR ENDED DECEMBER 31
                                            2000          2001          2002
                                         -------       -------       -------
                                                    (In Thousands)
Income before income taxes at 34%        $ 3,872       $ 4,381       $ 4,608
Impact of foreign taxes                      226            36            69
Permanent income tax disallowances           177            13            77
State taxes, net of federal benefit           98            96           (22)
Reduction of valuation allowance            (483)       (7,250)           --
Other                                        351           460          (339)
                                         -------       -------       -------
                                         $ 4,241       $(2,264)      $ 4,393
                                         =======       =======       =======

      Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2001 and 2002, the major components of deferred tax assets and liabilities were as follows:

                                                         DECEMBER 31
                                                       2001           2002
                                                   --------       --------
                                                        (In Thousands)
Deferred tax liabilities:
     Property, plant and equipment                 $ (4,458)      $ (5,361)
     Other                                             (176)          (250)
                                                   --------       --------
Gross deferred tax liabilities                       (4,634)        (5,611)

Deferred tax assets:
     Tax goodwill and other intangible assets        16,650         14,957
     Net operating loss carryforward                  4,996          5,743
     Accrued liabilities                              1,361          1,131
     Accrued postretirement benefit cost              1,360          1,390
     Inventory                                          699            307
     Other                                              823          1,323
                                                   --------       --------
Gross deferred tax assets                            25,889         24,851
                                                   --------       --------
Net deferred tax asset                             $ 21,255       $ 19,240
                                                   ========       ========

      During 2001, the Company reversed the remaining valuation allowance on deferred tax assets, all of which related to the Company's U.S. operations. Management has determined that based upon the expected future profitability of the Company's U.S. operations, the recent utilization of net operating loss carryforwards for Federal

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

income tax purposes and the expectation that the remaining net operating loss carryforwards for Federal income tax purposes will be fully utilized within the subsequent four year period, it is more likely than not that the deferred tax assets will be realized and, accordingly, a valuation allowance is no longer necessary.

      The Recapitalization Agreement provided for an election to have the Recapitalization (see Note 1) treated as an asset purchase for income tax purposes, with a resulting increase in the tax basis of assets. The historical cost basis of assets and liabilities was retained for financial reporting purposes.

      At December 31, 2002, the Company has Federal and state net operating loss carryforwards totaling approximately $16 million which will be available to offset future taxable income. These net operating loss carryforwards expire in 2012 through 2023.

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

                                                    2000                          2001                         2002
                                          ------------------------      ------------------------      ------------------------
                                                         WEIGHTED                      WEIGHTED                      WEIGHTED
                                                          AVERAGE                       AVERAGE                       AVERAGE
                                                         EXERCISE                      EXERCISE                      EXERCISE
                                           OPTIONS         PRICE         OPTIONS         PRICE         OPTIONS         PRICE
                                          ---------      ---------      ---------      ---------      ---------      ---------
Outstanding, January 1                        1,236      $   1,500          1,531      $   2,047          2,347      $   2,843
Exercised                                        --            n/a             --            n/a            (32)         1,500
Granted                                         295          4,337            841          4,337             --            n/a
Forfeited                                        --            n/a            (25)         4,337             --            n/a
Expired                                          --            n/a             --            n/a            (22)         1,500
                                          ---------      ---------      ---------      ---------      ---------      ---------

Outstanding, December 31                      1,531      $   2,047          2,347      $   2,843          2,293      $   2,875
                                          =========      =========      =========      =========      =========      =========

Exercisable, end of year                      1,196      $   1,500          1,279      $   1,594          1,533      $   2,147
                                          =========      =========      =========      =========      =========      =========

Weighted average fair value of
     options granted during the year                     $     n/a                     $     641                     $     n/a
                                                         =========                     =========                     =========

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes information for stock options outstanding and exercisable at December 31, 2002:

                                                                                           WEIGHTED-
                                                                                            AVERAGE
                                                OPTIONS               OPTIONS              REMAINING
                                              OUTSTANDING           EXERCISABLE              LIFE
                                              -----------           -----------            ----------
                  Exercise price:
                  $1,500                          1,182                 1,182               4.05 years
                  $4,337                          1,111                   351               7.93 years

12. LEASE COMMITMENTS AND RENTALS

      The Company rents three manufacturing facilities in the United States and certain equipment under various operating leases. The lease agreement for one of the facilities expires 2014 and contains options which allow the Company to extend the lease term for up to two additional five year periods. The lease agreement for a second facility expires 2004 and contains options which allow the Company to extend the lease term for up to two additional five year periods, or to purchase the facility for a purchase price equal to fair value. Total rental expense was $2,181,000, $3,500,000 and $3,191,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

      Future minimum lease payments under all non-cancelable operating leases having a remaining term in excess of one year as of December 31, 2002 are as follows (in thousands):

                 2003                      $     1,673
                 2004                            1,255
                 2005                            1,030
                 2006                              912
                 2007                              848
                 Thereafter                      5,609

13. CONTINGENCIES

CERAMIC FIBERS

      Regulatory agencies and others, including the Company, are currently conducting scientific research and employee monitoring to determine the potential health impact resulting from the inhalation of airborne ceramic fibers. To date, studies of workers with occupational exposure to airborne ceramic fiber have found no statistically significant relationship between prior or current exposure to ceramic fiber and disease in humans; however, independent animal studies have indicated that ceramic fiber inhaled by test animals at elevated doses can produce respiratory disease, including cancer. The results of this research have been inconclusive as to whether or not ceramic fiber exposure presents an unreasonable risk to humans.

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

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

      Pursuant to the Recapitalization Agreement, BP America Inc. and certain of its affiliates (collectively "BP America"), have agreed to indemnify the Company against liabilities for personal injury and wrongful death attributable to exposure which occurred prior to October 30, 1996 (the "BP Closing") to refractory ceramic fibers manufactured by the Company. BP America has agreed to indemnify the Company against all liabilities arising from exposure claims pending at the time of the BP Closing. For all other claims arising from alleged exposure occurring solely prior to the BP Closing, BP America has agreed to indemnify the Company against 80% of all losses, until the total loss which the Company incurs reaches $3.0 million, after which time BP America has agreed to indemnify the Company against 100% of such losses. BP America has agreed to indemnify the Company against all punitive damages attributable to the conduct of the Company prior to the BP Closing. Where losses arise from alleged exposure both before and after the BP closing, the losses will be allocated between BP America and the Company, pro rata, based on the length of exposure or pursuant to arbitration if initiated by the Company. To date the Company has incurred no losses applicable to the $3.0 million total mentioned above.

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

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

LEGAL PROCEEDINGS

      In addition to the ceramic fiber and environmental matters discussed above, BP/Carborundum and Unifrax are involved in litigation relating to various claims arising out of their operations in the normal course of business,

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

including product liability claims. In addition, the Company has recently been named in a lawsuit alleging patent infringement. The Company is also involved in two employment-related legal claims, the outcomes of which are currently not expected to be material to the Company. While the outcomes of these various litigations could be material to the results of operations in the period recognized, based on the current claims asserted the management of the Company believes that the ultimate liability, if any, resulting from such matters will not have a material adverse effect on the Company's financial position.

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

      Also, SEPR has indemnified Unifrax for any future asbestos claims which may arise related to alleged pre- SEPR Closing asbestos exposures associated with products or sites sold by SEPR to Unifrax.

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

      In the event that on January 20th of any year the dividends owed by the Company to the holders of the Series A preferred stock are in arrears, then until the dividends in arrears have been paid, the holders of a majority of the shares of the Series A preferred stock are entitled as a class to elect one Director of the Company, and the Board of Directors of the Company shall be expanded by one director during such period. On January 31, 2001, the Company paid dividends on the Series A preferred stock of $467,849. On December 18, 2001 the Company declared dividends on the Series A preferred stock of $1,364,733, which were paid on January 31, 2002. On December 17, 2002 , the Company declared dividends on the Series A preferred stock of $1,307,575, which were paid in February 2003. Declared but unpaid dividends at December 31, 2001 and December 31, 2002, were included in accounts payable, related parties, in the accompanying balance sheets.

      The Company may redeem the outstanding shares of Series A preferred stock at any time at a price per share equal to the liquidation preference amount plus accrued but unpaid dividends. The amount of the liquidation preference may be reduced if the Company were to issue certain guarantees associated with the $20,500,000 of subordinated promissory notes issued by Holding to SEPR, or if the Company were to increase the $8,000,000 subordinated promissory note issued by Unifrax to SEPR. On October 4, 2001, the Company increased its subordinated promissory note to SEPR from $8,000,000 to $12,000,000, as required by the note. On the same date, the subordinated notes issued by Unifrax Holding Co. to SEPR were reduced by $4,000,000, from $20,500,000 to $16,500,000. On October 4, 2002, the Company increased its subordinated promissory note to SEPR from $12,000,000 to $16,000,000 as required by the note. On the same date, the subordinated notes issued by Unifrax Holding Co. to SEPR were reduced by $4,000,000 from $16,500,000 to $12,500,000. The liquidation preference value of the Series A preferred stock issued by Unifrax Corporation to Unifrax Holding Co. and pledged to Saint-Gobain as security for the subordinated notes, was also reduced by $4,000,000 on October 4, 2002, from $805 per share to $610 per share (in 2001 from $1,000 per share to $805 per share).

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

      Dividends in arrears totaled $786,250 at December 31, 2002 or $472 per share ($636,250 or $382 per share at December 31, 2001).

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

      The components of accumulated other comprehensive income (loss), net of related tax, are as follows:

                                                                 DECEMBER 31
                                                              2001           2002
                                                          --------       --------
                                                              (In Thousands)
         Currency translation adjustment                  $ (2,034)      $     34
         Minimum pension liability adjustment                  (87)          (309)
         Unrealized gain on marketable equity securities        64            159
                                                          --------       --------
                                                          $ (2,057)      $   (116)
                                                          ========       ========

16. SEGMENT AND GEOGRAPHIC INFORMATION

      The Company regards its principal business as being in a single operating segment, ceramic fibers.

      Selected information related to Unifrax Corporation's operations by geographical area is as follows:

                                            United
                                            States              Other
                                         ----------          ----------
         December 31, 2002:
              Net sales                  $   63,453          $   90,506
              Long-lived assets              33,734              31,732

         December 31, 2001:
              Net sales                  $   70,863          $   87,576
              Long-lived assets              35,778              33,331

17. EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting

                               UNIFRAX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

      The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the statement has not had any impact on the net income of the Company.

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

      The Company has applied this new rule beginning in the first quarter of 2002. The implementation of this new rule has not impacted the financial position of the Company in 2002.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                               UNIFRAX CORPORATION
                             (DOLLARS IN THOUSANDS)

                                                               BALANCE
                                                                  AT                     CHARGED TO                      BALANCE AT
                                                              BEGINNING    CHARGED TO      OTHER                           END OF
                                                              OF PERIOD     EXPENSE       ACCOUNTS       DEDUCTIONS        PERIOD
                                                              ----------   ----------    ----------      ----------      ----------
YEAR ENDED DECMEBER 31, 2002
Deducted from asset accounts:
     Allowance for doubtful accounts                          $    1,236   $      289    $       48(d)   $      269(a)   $    1,304
     Allowance for return                                            826        3,102            24(d)        3,340(b)          612
     Allowance for obsolescence and shrinkage                        915          402            32(d)          369             980
                                                              ----------   ----------    ----------      ----------      ----------
                                                              $    2,977   $    3,793    $      104      $    3,978      $    2,896
                                                              ==========   ==========    ==========      ==========      ==========

YEAR ENDED DECEMBER 31, 2001
Deducted from asset accounts:
     Allowance for doubtful accounts                          $    1,062   $      441    $       --      $      267(a)   $    1,236
     Allowance for return                                            915        4,455            --           4,544(b)          826
     Allowance for obsolescence and shrinkage                      1,355          451            --             891             915
                                                              ----------   ----------    ----------      ----------      ----------

                                                              $    3,332   $    5,347    $       --      $    5,702      $    2,977
                                                              ==========   ==========    ==========      ==========      ==========

YEAR ENDED DECEMBER 31, 2000
Deducted from asset accounts:
     Allowance for doubtful accounts                          $      380   $      134    $      561(c)   $       13(a)   $    1,062
     Allowance for return                                            441        1,916           266(c)        1,708(b)          915
     Allowance for obsolescence and shrinkage                         --          234         1,299(c)          178           1,355
                                                              ----------   ----------    ----------      ----------      ----------

                                                              $      821   $    2,284    $    2,126      $    1,899      $    3,332
                                                              ==========   ==========    ==========      ==========      ==========

(a)   Uncollectible accounts written off, net of recoveries.

(b)   Returns from customers during the year.

(c)   Valuation allowances of businesses acquired.

(d)   Impact of exchange changes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The directors and executive officers of the Company are as follows:

NAME                      AGE       POSITION
----                      ---       --------
William P. Kelly           53       Director, President and Chief Executive Officer
Mark D. Roos               47       Senior Vice President and Chief Financial Officer
David E. Brooks            53       Senior Vice President, Americas
Kevin J. O'Gorman          52       Senior Vice President, Europe, Africa and India
Paul J. Viola              47       Vice President, Acquisitions and Strategic Development
Paul M. Boymel             50       Worldwide Vice President, Technology
Joseph J. Kuchera          45       Vice President, Human Resources
John E. Pilecki            50       Vice President, Engineering and Purchasing
Thomas N. Littman          39       Director
William D. Manning, Jr.    68       Director
John G. Nestor             58       Chairman of the Board
John F. Turben             67       Director
Edmund S. Wright           60       Director

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

      Mr. Littman has been a Partner with Kirtland since 1995. He is a director of R Tape Corporation, Stonebridge Industries, Inc. and Instron Corporation.

      Mr. Manning has been self-employed as a management consultant for more than 6 years. From 1987 to 1994, he was Senior Vice President of The Lubrizol Corporation and President of Lubrizol Petroleum Chemicals Co. Mr. Manning is a Director of Robbins and Myers, Inc.

      Mr. Nestor has been with Kirtland since 1986 and has been a Managing Partner since 1995. He serves as Chairman of TruSeal Technologies, Inc. and Essex Crane Rental Corp. and is a director of Kirtland Capital Partners, Fairmount Minerals Ltd., R Tape Corporation and PVC Container Corporation.

      Mr. Turben founded Chagrin Valley Company, the predecessor to Kirtland Capital Partners in 1977. During the 1960s and 70s, he served as Chairman of the Executive Committee and Vice Chairman of the Board of Prescott, Ball & Turben, an investment banking firm headquartered in Cleveland, and was Chairman of the Executive Committee and Director of the Geneve Corp. He is Chairman of PVC Container Corp., Instron Corporation, Fairport Asset Management LLC and is Chairman of the Executive Committee of Fairmount Minerals Ltd. He is a member of Kirtland Capital Partners' Advisory Board, and a Director of Stonebridge Industries, Inc., Gries Financial LLC, PDM Bridge LLC and NACCO Industries, Inc.

      Mr. Wright has been affiliated with Kirtland since 1985. He is past Chairman of Dakota Catalyst Products Inc. and from 1981 to 1994 was President and Chief Executive Officer of North American Refractories Company. Mr. Wright is a director of Fairmount Minerals Ltd., STAM, Inc., Stonebridge Industries, Inc., Essex Crane Rental Corporation, and Chairman of Miss Molly's Tea Room, Inc.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

      All non-Executive Directors receive an annual retainer of $10,000 which is paid in approximately quarterly installments.

      The following table sets forth the respective amounts of compensation of the Chief Executive Officer and the next four highest-paid executive officers of the Company (the "named executive officers") for 2000, 2001 and 2002.

                           SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM                 ALL OTHER
                                                   ANNUAL COMPENSATION       COMPENSATION              COMPENSATION*
                                                   -------------------   ----------------------        -------------
                                                                                AWARDS
                                                                         ---------------------
NAME AND                                                                 SECURITIES UNDERLYING
PRINCIPAL POSITION                                 SALARY        BONUS         OPTIONS
------------------                                 ------        -----   ---------------------
W. Kelly                          2002             277,202      129,000           N/A                      20,411
President and                     2001             268,986       98,449           296                      20,209
Chief Executive Officer           2000             259,159      335,800           N/A                      29,203

K. O'Gorman                       2002             218,610       46,562           N/A                      14,119
Senior Vice President,            2001             205,169       23,800           135                      12,592
Europe, Africa, India             2000             161,696      166,597           N/A                      18,983

D. Brooks                         2002             183,579       38,710           N/A                      12,226
Senior Vice President,            2001             178,043       20,447           135                      10,917
Americas                          2000             171,308      178,292           N/A                      19,022

M. Roos                           2002             150,692       31,776           N/A                      10,036
Senior Vice President,            2001             138,750       15,934           100                       8,508
Chief Financial Officer           2000             132,459      137,166           N/A                      14,869

P. Viola                          2002             142,977       30,149           N/A                       9,522
Vice President,                   2001             137,690       15,813            25                       8,443
Acquisitions &                    2000             133,107      137,837           N/A                      14,898
Strategic Development

* All Other Compensation includes Company match on 401k savings plan and Company contribution to defined contribution pension plan.

STOCK OPTION GRANTS, EXERCISES AND YEAR-END VALUES

      The following tables set forth information regarding grants of Unifrax Corporation stock options to the named executive officers. The stock options were granted in 1996, 1998, and 2001, and relate to shares of common stock of Unifrax Corporation. No options were granted in 1997, 1999, 2000, or 2002 and no options have been exercised to date.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                    NUMBER OF SECURITIES UNDERLYING                       VALUE OF UNEXERCISED IN-THE-
                                     UNEXERCISED OPTIONS AT FY-END                          MONEY OPTIONS AT FY-END
NAME                                   EXERCISABLE/UNEXERCISABLE                            EXERCISABLE/UNEXERCISABLE
-----------                         -------------------------------                       -----------------------------
W. Kelly                              450.25     /    222.00                                 $    659,472   /$  -0-
K. O'Gorman                           195.00     /    101.25                                      282,631   /   -0-
D. Brooks                             195.00     /    101.25                                      282,631   /   -0-
P. Viola                              167.50     /     18.75                                      282,631   /   -0-
M. Roos                               132.50     /     75.00                                      188,421   /   -0-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Of the 20,025 shares of common stock of Unifrax Corporation outstanding as of February 28, 2003, Unifrax Holding Co. owns 18,000 shares or 90% and BP Exploration (Alaska) Inc., a subsidiary of BP, owns 2,000 shares or 10%. Unifrax Holding Co. owns 100% of the 20,500 shares of the Series A preferred stock outstanding. Of the 1666.67 shares of Series B cumulative preferred stock outstanding, Unifrax Holding Co. owns 1500 shares or 90% and BP Exploration (Alaska) Inc., owns 166.67 shares or 10% as of February 28, 2003. The following own shares of Unifrax Holding Co. and, consequently, have a beneficial interest in Unifrax Corporation.

                      EQUITY COMPENSATION PLAN INFORMATION

      The following table shows information as of December 31, 2002 concerning compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized to be issued.

                                   NUMBER OF SECURITIES TO BE                                        NUMBER OF SECURITIES
                                     ISSUED UPON EXERCISE OF       WEIGHTED AVERAGE EXERCISE        REMAINING AVAILABLE FOR
                                      OUTSTANDING OPTIONS,       PRICE OF OUTSTANDING OPTIONS,          FUTURE ISSUANCE
         PLAN CATEGORY                 WARRANTS AND RIGHTS            WARRANTS AND RIGHTS             UNDER EQUITY PLANS
-----------------------------      ---------------------------   -----------------------------      -----------------------
Equity compensation plans
approved by security holders                  2,293                          $2,875                           35

Equity compensation plans not
approved by security holders                     -0-                            n/a                           -0-

Total                                         2,293                          $2,875                           35

                                                NUMBER OF
                                                SHARES OF                               BENEFICIAL
                                            UNIFRAX HOLDING CO.      PERCENT OF        OWNERSHIP OF
BENEFICIAL OWNER                               COMMON STOCK      UNIFRAX HOLDING CO    UNIFRAX CORP.
----------------                               ------------      ------------------    -------------
Kirtland
     2550 SOM Center Road
     Suite 105
     Willoughby Hills, Ohio 44094(a)             246,344                90.2%             81.2%
William P. Kelly                                   5,000                 1.8%              1.6%
David E. Brooks                                    3,700                 1.4%              1.2%
Kevin J. O'Gorman                                  1,500                   *                 *
Paul J. Viola 1,350                                                        *                 *
Mark D. Roos                                       1,000                   *                 *
All directors and executive officers
     of Unifrax Corporation as a group(b)         17,050                 6.2%              5.6%

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

RELATIONSHIP WITH KIRTLAND AND UNIFRAX HOLDING CO.

      Kirtland Advisory Services Agreement. Kirtland and the Company have entered into an Advisory Services Agreement pursuant to which Kirtland will provide management consulting and financial advisory services to the Company for an annual fee initially in the amount of $300,000, which amount was increased in 2000 and 2001 to $500,000 with the approval of the members of the Board of Directors of the Company who do not have a direct financial interest in any person receiving payments under the Advisory Services Agreement. In 2002, Kirtland charged the Company an annual fee of $300,000. In addition, if the Company completes an acquisition, Kirtland will be entitled to receive a fee in an amount which will approximate 1% of the gross purchase price of the acquisition (including assumed debt). In connection with the Acquisition, the company paid Kirkland a fee of $585,000 in 2000. The Advisory Services Agreement included customary indemnification provisions in favor of Kirtland.

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

ITEM 14. CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

                                                                         Page in
                                                                        Form 10-K
                                                                        ---------
(1) FINANCIAL STATEMENTS

       Audited consolidated financial statements of the Company             17
       as of December 31, 2001 and 2002, and for the three years
       in the period ended December 31, 2002.

(2) FINANCIAL STATEMENT SCHEDULE

       II - Valuation and Qualifying Accounts                               44

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

      (b)   Reports on Form 8-K.
            None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2003.

                                          UNIFRAX CORPORATION.

                                          By: /s/ William P. Kelly
                                             -----------------------------------
                                          William P. Kelly, President and
                                          Chief Executive Officer

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

SIGNATURE                              TITLE                                                 DATE
---------                              -----                                                 ----
/s/ William P. Kelly                                                                         March 25, 2003
----------------------------
William P. Kelly                       Director, President and Chief
                                       Executive Officer (Principle
                                       Executive Officer)

/s/ Mark D. Roos                                                                             March 25, 2003
----------------------------
Mark D. Roos                           Sr. Vice President & Chief
                                       Financial Officer (Principal
                                       Financial Officer and Principal
                                       Accounting Officer)
/s/ John G. Nestor                                                                           March 25, 2003
----------------------------
John G. Nestor                         Chairman of the Board

/s/ Thomas N. Littman                                                                        March 25, 2003
----------------------------
Thomas N. Littman                      Director

/s/ William D. Manning Jr.                                                                   March 22, 2003
----------------------------
William D. Manning, Jr.                Director

/s/ John F. Turben                                                                           March 24, 2003
----------------------------
John F. Turben                         Director

                                                                                             March   , 2003
----------------------------
Edmund S. Wright                       Director

                                  CERTIFICATION

I, William P. Kelly, certify that:

1.    I have reviewed this Annual Report on Form 10-K of Unifrax Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003          By: /s/  William P. Kelly
      --------------------    --------------------------------------------
                                       William P. Kelly
                                       President & Chief Executive Officer

                                  CERTIFICATION

I, Mark D. Roos, certify that:

1.    I have reviewed this Annual Report on Form 10-K of Unifrax Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003          By: /s/ Mark D. Roos
     ------------------       --------------------------------------------
                                      Mark D. Roos
                                      Sr. Vice President & Chief Financial
                                      Officer