Form 10-Q
period 2003-03-31
UNIFRAX CORP
filed 2003-04-24
CIK 1021285

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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
                            AREA CODE: (716) 278-3800

                   -------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---    ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES      NO  X
    ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $0.01 par value - 20,025 shares at April 15, 2003.

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

                  Condensed Consolidated Balance Sheets at
                       December 31, 2002 and March 31, 2003.......................................................1

                  Condensed Consolidated Statements of Income for the
                       Three-month periods ended March 31, 2002 and 2003..........................................2

                  Condensed Consolidated Statements of Cash Flows for the
                       Three-month periods ended March 31, 2002 and 2003..........................................3

                  Notes to Condensed Consolidated Financial Statements............................................4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..................................................11

         Item 3.  Qualitative and Quantitative Disclosure About Market Risk......................................14

         Item 4.  Controls and Procedures........................................................................14

         PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................................................15
         Item 2.  Changes in Securities and Use of Proceeds......................................................15
         Item 3.  Defaults on Senior Securities..................................................................15
         Item 4.  Submission of Matters to a Vote of Security Holders............................................15
         Item 5.  Other Information..............................................................................15
         Item 6.  Exhibits and Reports on Form 8-K...............................................................15

         Signatures..............................................................................................18
         Certification...........................................................................................19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                               UNIFRAX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, except share and per share amounts)

                                                                                      DECEMBER 31     MARCH 31
                                                                                         2002           2003
                                                                                      -----------     ---------
ASSETS
Current assets:
   Cash                                                                                $   5,962     $   5,206
   Marketable securities and investments                                                     218           316
   Accounts receivable, trade, less allowance of $1,916 and $1,611, respectively          33,089        34,399
   Accounts receivable, related parties                                                     --              90
   Inventories                                                                            17,307        17,402
   Deferred income taxes                                                                   1,530         1,533
   Prepaid expenses and other current assets                                               2,153         1,806
                                                                                       ---------     ---------
Total current assets                                                                      60,259        60,752
Property, plant and equipment at cost                                                    127,411       129,249
   Less accumulated depreciation and amortization                                        (61,945)      (64,522)
                                                                                       ---------     ---------
                                                                                          65,466        64,727
Deferred income taxes                                                                     19,784        19,868
Financing costs, net of accumulated amortization of $4,683 and $4,939, respectively          856           600
Marketable securities and investments                                                      1,876         1,984
Other assets                                                                                 261           246
                                                                                       ---------     ---------
                                                                                       $ 148,502     $ 148,177
                                                                                       =========     =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current portion of long-term debt                                                   $  92,679     $  91,139
   Accounts payable                                                                       11,410         9,091
   Accounts payable, related parties                                                       1,217          --
   Accrued expenses                                                                       15,273        17,744
                                                                                       ---------     ---------
Total current liabilities                                                                120,579       117,974

Long-term debt                                                                            16,057        16,057
Accrued postretirement benefit cost                                                        3,659         3,681
Other long-term obligations                                                                1,623         1,797
Deferred income taxes                                                                      2,074         2,051

Minority interest                                                                          1,102         1,111

Redeemable cumulative Series A preferred stock--$0.01 par value;
   non-voting; 30,000 shares authorized; 20,500 shares issued and
   outstanding, at liquidation preference value                                           12,394        12,702
Redeemable convertible cumulative Series B preferred stock--$0.01 par value; voting; 10,000 shares authorized; 1,667 shares issued
   and outstanding, at liquidation preference value                                        3,286         3,324

STOCKHOLDERS' DEFICIT
Common stock--$0.01 par value; 40,000 shares authorized;
   20,025 shares issued and outstanding at
   December 31, 2002 and March 31, 2003 respectively                                        --            --
Additional paid-in capital                                                                36,246        35,900
Accumulated deficit                                                                      (48,402)      (46,678)
Accumulated other comprehensive (loss) income                                               (116)          258
                                                                                       ---------     ---------
                                                                                         (12,272)      (10,520)
                                                                                       ---------     ---------
                                                                                       $ 148,502     $ 148,177
                                                                                       =========     =========

See accompanying notes to consolidated financial statements.

                               UNIFRAX CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED - IN THOUSANDS)

                                         THREE MONTHS ENDED MARCH 31
                                         ---------------------------
                                             2002         2003
                                           --------     --------

Net sales                                  $ 38,059     $ 38,838

Cost of goods sold                           20,750       21,110
                                           --------     --------
Gross profit                                 17,309       17,728

Selling, general and
   administrative expenses                   11,599       12,760
                                           --------     --------
Operating income                              5,710        4,968

Other income (expense)                           63         (302)
Foreign exchange (expense) income              (287)         991
                                           --------     --------
Income before interest, income taxes
   and minority interest                      5,486        5,657

Interest expense                             (3,217)      (2,995)
                                           --------     --------
Income before income taxes and minority
  interest                                    2,269        2,662

Provision for income taxes                      711          879
                                           --------     --------
Income before minority interest               1,558        1,783

Minority interest                                61           59
                                           --------     --------
Net Income                                 $  1,497     $  1,724
                                           ========     ========




See accompanying notes to condensed consolidated financial statements.

                               UNIFRAX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                   THREE MONTHS ENDED MARCH 31
                                                                   ---------------------------
                                                                         2002         2003
                                                                     --------     --------
OPERATING ACTIVITIES
Net income                                                           $  1,497     $  1,724
Depreciation and amortization                                           2,613        2,545
Other adjustments and changes in operating assets and liabilities         675         (804)
                                                                     --------     --------
Cash provided by operating activities                                   4,785        3,465


INVESTING ACTIVITIES
Capital expenditures                                                     (683)        (713)
Proceeds from sales of marketable securities                              106           93
Purchases of marketable securities                                       (159)        (293)
Other                                                                      21          (40)
                                                                     --------     --------
Cash used in investing activities                                        (715)        (953)

FINANCING ACTIVITIES
Dividend paid                                                          (1,365)      (1,308)
Retirement of Senior Notes (net)                                         --         (5,552)
Borrowings under revolving loan                                        13,372       14,069
Repayments of revolving loan                                          (12,167)      (9,675)
Repayment of term loan                                                 (1,539)        (883)
                                                                     --------     --------
Cash used in financing activities                                      (1,699)      (3,349)
Net effect of exchange rate changes on cash                               (30)          81
                                                                     --------     --------

Net change in cash                                                      2,341         (756)
Cash--beginning of period                                               3,219        5,962
                                                                     --------     --------
Cash--end of period                                                  $  5,560     $  5,206
                                                                     ========     ========

See accompanying notes to condensed consolidated financial statements.

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Unifrax Corporation ("The Company" or "Unifrax") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and the notes thereto for the year ended December 31, 2002, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. All capitalized terms used in these notes to condensed consolidated financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

NOTE B - BUSINESS ACQUISITION

                  The Company through its UK subsidiary owns 1,328,025 shares, amounting to 67.14% of Unifrax India Limited, (formerly Orient Cerlane Ltd), the Company's majority-owned Indian subsidiary. In November 2002, in association with the Indian Promotor Group, who has beneficial ownership of 25.77% of the shares of Unifrax India Limited, Unifrax India Limited applied to the Delhi Stock Exchange and the Stock Exchange Mumbai for delisting of Unifrax India Limited's stock. If the delisting application is accepted, the Company is obligated to purchase any further shares offered for sale before November 2003 by outside shareholders. No additional shares were purchased in the three months ended March 31, 2003.

NOTE C - INVENTORIES

The components of inventory consist of the following (in thousands):

                                             December 31          March 31
                                               2002                 2003
                                         ----------------       -----------

        Raw materials and supplies           $     6,990       $     6,674
        Work in process                            1,861             1,522
        Finished products                          7,395             8,148
                                             -----------       -----------
                                                  16,246            16,344

        Adjustment to LIFO Cost                    1,061             1,058
                                             -----------       -----------
                                             $    17,307       $    17,402
                                             ===========       ===========

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

         The Company cannot avail itself of this indemnity for losses attributable to the Company's failure

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

         Sanborn Site. Under the terms of an agreement with BP America, Unifrax leases a portion of the

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE E - LONG TERM DEBT AND SELLER NOTE

Long term debt consists of the following (in thousands):

                                        December 31  March 31
                                           2002        2003
                                         --------    --------
        Credit Agreement:
         Term loans
          Brazil                         $  3,673    $  3,400
          India                                85          86
                                         --------    --------
             Total                          3,758       3,486

         Revolving loans
          United States                        17          15
          United Kingdom                      620       4,906
                                         --------    --------
             Total                            637       4,921

        10 1/2% Senior Notes due 2003      88,341      82,789

        Subordinated promissory notes      16,000      16,000
                                         --------    --------

        Total debt                        108,736     107,196
        Less current portion               92,679      91,139
                                         --------    --------
        Long term debt                   $ 16,057    $ 16,057
                                         ========    ========

         The Company's Credit Agreement matures on August 1, 2003, and its 10.5% Senior Notes mature November 1, 2003. Also, the subordinated promissory notes payable to SEPR mature on June 30, 2004. The Company has had discussions with several financial institutions regarding the refinancing of all or a significant portion of its indebtedness. Based on the preliminary discussions with these banks and other lending institutions, management believes that all indebtedness maturing in 2003 can be refinanced prior to its maturity date.

NOTE F - COMPREHENSIVE INCOME

         Comprehensive income for the three-month periods ended March 31, 2002 and 2003 consisted of the following (in thousands):

                                                     2002             2003
                                                 -----------       -----------

              Net income                         $     1,497       $     1,724
              Change in foreign currency
                 translation adjustment                 (639)              380
              Unrealized gain on
                 marketable equity
                 securities                               (7)               (6)
                                                 -----------      ------------
              Comprehensive income               $       851      $      2,098
                                                 ===========      ============

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE G - STOCK-BASED COMPENSATION

         Effective October 30, 1996, the Company established the Unifrax Corporation 1996 Stock Option Plan to make awards of options to purchase common stock to officers and key employees. The company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income for the three-month periods ended March 31, 2002 and 2003, as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands):

                                                         2002        2003
                                                       -------     -------

Net income, as reported                                $ 1,497     $ 1,724
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects              (29)        (29)
                                                       -------     -------
Pro forma net income                                   $ 1,468     $ 1,695
                                                       =======     =======

NOTE H - STOCKHOLDERS EQUITY

SERIES A PREFERRED STOCK

         On December 17, 2002, the Company declared a dividend on its Redeemable cumulative Series A preferred stock of $63.784 per share on 20,500 shares, for a total of $1,307,575 which was subsequently paid on February 26, 2003.

NOTE I - EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

         On December 31, 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure provisions of Statement 123 to require expanded disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the disclosure provisions of Statement 123 are effective for fiscal years ending after December 15, 2002. The Company applied the new rules impacting interim financial statements beginning in the first quarter of 2003.

         On June 2001, the Financial Accounting Standards Board issued FASB Statement No. 143, Accounting for Asset Retirement Obligations. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset.

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company applied the new rules beginning in the first quarter of 2003. Application of the new rules did not impact the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         Statements included in this Management Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and of Section 21F of the Securities Exchange Act of 1934, as amended. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will continue," "will result," or words or phrases of similar meaning. Additional oral or written forward looking statements may be made by the Company from time to time, and such statements may be included in documents filed with the Securities and Exchange Commission. Such forward looking statements involve risks and uncertainties which could cause results or outcomes to differ materially from those expressed in such forward looking statements. Among the important factors on which such statements are based are assumptions concerning the continuing strength of the ceramic fiber market on which the Company is substantially dependent, changing prices for ceramic fiber products, acceptance of new products, the status of health and safety issues affecting the ceramic fiber industry in general and the Company in particular, the Company's continuing ability to operate under the restrictions imposed by the substantial indebtedness which it is subject to, including the Company's ability to refinance its existing indebtedness, the risks associated with international operations, foreign laws, and with transactions in foreign currencies, risks associated with the impact of environmental regulations on the Company's operations and property and related governmental regulations, and the continuing availability of certain raw materials, including vermiculite which is purchased from an overseas source.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2002

         Net Sales in the first quarter of 2003 increased by $0.7 million or 2.0% from $38.1 million in 2002 to $38.8 million in 2003. Sales in the quarter reflect the favorable currency impact in Europe offset in part by weaker demand year-over-year in North America, particularly in furnace-related markets, including primary metals, petrochemical, power, glass and ceramics.

         Gross Profit increased by $0.4 million or 2.4% from $17.3 million in 2002 to $17.7 million in 2003. Gross Profit as a percentage of net sales increased from 45.5% in 2002 to 45.6% in 2003.

         Selling, general and administrative expenses increased by $1.2 million or 10.0% from $11.6 million in 2002 to $12.8 million in 2003. SG&A expenses were higher in 2003 compared to 2002 due principally to the currency effect of a stronger Euro. SG&A expenses as a percentage of net sales increased from 30.5% in 2002 to 32.9% in 2003.

         Operating income decreased by $0.7 million or 13.0% from $5.7 million in 2002 to $5.0 million in 2003, as a result of the factors previously indicated. Operating income as a percentage of net sales decreased from 15.0% in 2002 to 12.8% in 2003.

         The impact of foreign exchange changed by $1.3 million from expense of $0.3 million in 2002 to income of $1.0 million in 2003 due primarily to the strengthening of the Euro against the U.S. Dollar.

         Interest expense decreased by $0.2 million or 6.9% from $3.2 million in 2002 to $3.0 million in 2003 due to lower levels of bank borrowings and lower interest rates on certain variable rate borrowings. Interest expense decreased as a percentage of net sales from 8.5% in 2002 to 7.7% in 2003.

         Provision for income taxes increased by $0.2 million or 23.6% from $0.7 million on 2002 to $0.9 million in 2003. The effective income tax rate increased from 31.3% in 2002 to 33.0% in 2003 primarily as a result of an increase in the effective income tax rate of one of the Company's foreign subsidiaries.

         Net income increased by $0.2 million or 15.2% from $1.5 million in 2002 to $1.7 million in 2003, as a result of the factors previously indicated. Net income as a percentage of net sales increased from 3.9% in 2002 to 4.4% in 2003.

LIQUIDITY AND CAPITAL RESOURCES

         During the three-month period ended March 31, 2003, the Company's cash flows from operating activities decreased by $1.3 million or 27.6%, from $4.8 million in 2002 to $3.5 million in 2003. This decrease was primarily the result of an increase in working capital, offset in part by higher net income.

         Cash used in investing activities was higher by $0.2 million, or 33.3%, from $0.7 million in 2002 to $0.9 million in 2003, due principally to purchases of marketable securities.

         Cash used by financing activities increased by $1.6 million or 97.1% from $1.7 million in 2002 to $3.3 million in 2003. During the first quarter of 2003 the Company paid a dividend of $1.3 million on its Redeemable cumulative Series A preferred stock to Unifrax Holding Co., retired $5.6 million of its Senior Notes, repaid $0.9 million of its term loans, and borrowed $4.4 million, net, on its revolving loans.

         The Company's Credit Agreement matures on August 1, 2003, and its 10.5% Senior Notes mature November 1, 2003. Also, the subordinated promissory notes payable to SEPR mature on June 30, 2004. The Company has had discussions with several financial institutions regarding the refinancing of all or a significant portion of its indebtedness. Based on the preliminary discussions with these banks and other lending institutions, management believes that all indebtedness maturing in 2003 can be refinanced prior to its maturity date. Furthermore, management believes that cash flows from operations and borrowings under the available credit facility will be adequate to meet the Company's operating requirements and planned capital expenditures over the next 12 months. See "Forward Looking Statements."

         As of October 30, 1996, the Company entered into a tax sharing agreement with the principal stockholder, Unifrax Holding Co. ("Holding"). The results of the Company's operations are included in the consolidated U.S. corporate income tax return of Holding. The Company's provision for U.S. income taxes is computed as if the Company filed its annual tax returns on a separate Company basis. The current portion of the income tax provision will be satisfied by a payment to or from Holding.

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

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

         Reference is made to the information included in Note I to the condensed consolidated financial statements of the Company included under Item 1 in this Form 10-Q, which is hereby incorporated herein by reference.

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

         A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States, the United Kingdom, France, Germany, Brazil, Venezuela, Australia, and India using materials purchased internationally, and sells into those and other worldwide markets. Additionally, the Company operates a branch sales office in Argentina. The Company and its subsidiaries invoice their products both in local and foreign currencies. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets into which the Company sells its products. For example, when the U.K. Pound Sterling strengthens relative to the Euro, the value of sales from the U.K. which are denominated in Euros decreases when translated back to Sterling. When the U.S. Dollar strengthens against other currencies, the price of competitive imports into the U.S. from those other countries often decreases. To mitigate the short-term effect of exchange rate changes on the Company's purchases, sales and financial results in its various locations, the Company may from time to time hedge its exposure to certain currencies by entering into foreign exchange contracts. During 2002, and the three-month period ended March 31, 2003, the Company did not enter into any foreign exchange contracts.

ITEM 4. CONTROLS AND PROCEDURES

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



                                       UNIFRAX CORPORATION



  Date:           04/24/03             By: /s/   William P. Kelly
        --------------------------     ----------------------------------------
                                       William P. Kelly, President and
                                       Chief Executive Officer


  Date:            04/24/03            By: /s/   Mark D. Roos
        --------------------------     ----------------------------------------
                                       Mark D. Roos, Sr. Vice President
                                                 and Chief Financial Officer

                                  CERTIFICATION

I, William P. Kelly, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Unifrax Corporation for the period ended March 31, 2003;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:      04/24/03             By:/s/   William P. Kelly
      -----------------         --------------------------------------------
                                         William P. Kelly
                                         President & Chief Executive Officer

                                  CERTIFICATION

I, Mark D. Roos, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Unifrax Corporation for the period ended March 31, 2003;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   04/24/03          By:/s/ Mark D. Roos
       ---------          ----------------------------------------------------
                                 Mark D. Roos
                                 Sr. Vice President & Chief Financial Officer