Form 10-Q
period 2003-06-30
UNIFRAX CORP
filed 2003-08-14
CIK 1021285

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $0.01 par value - 20,025 shares at August 8, 2003.

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

         Condensed Consolidated Balance Sheets at
           December 31, 2002 and June 30, 2003...............................................1

         Condensed Consolidated Statements of Income for the
           Three and six-month periods ended June 30, 2002 and 2003..........................2

         Condensed Consolidated Statements of Cash Flows for the
           Six-month period ended June 30, 2002 and 2003.....................................3

         Notes to Condensed Consolidated Financial Statements................................4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations......................................11

Item 3.  Qualitative and Quantitative Disclosure About Market Risk..........................15

Item 4.  Controls and Procedures............................................................15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................16
Item 2.  Changes in Securities and Use of Proceeds..........................................16
Item 3.  Defaults on Senior Securities......................................................16
Item 4.  Submission of Matters to a Vote of Security Holders................................16
Item 5.  Other Information..................................................................16
Item 6.  Exhibits and Reports on Form 8-K...................................................16

Signatures..................................................................................20
Press Release...............................................................................21
Certifications..............................................................................23

PART I.       FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
                               UNIFRAX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In Thousands, except share and per share amounts)

                                                                                                DECEMBER 31        JUNE 30
                                                                                                      2002            2003
                                                                                               -----------     -----------
ASSETS
Current assets:
   Cash$                                                                                       $     5,962     $     3,154
   Marketable securities and investments                                                               218             175
   Accounts receivable, trade, less allowance of $1,916 and $1,842, respectively                    33,089          35,117
   Accounts receivable, related parties                                                                212             212
   Inventories                                                                                      17,307          18,340
   Deferred income taxes                                                                             1,530           1,539
   Prepaid expenses and other current assets                                                         2,153           1,332
                                                                                               -----------     -----------
Total current assets                                                                                60,471          59,869
Property, plant and equipment at cost                                                              127,411         132,864
   Less accumulated depreciation and amortization                                                  (61,945)        (67,478)
                                                                                               -----------     -----------
                                                                                                    65,466          65,386
Deferred income taxes                                                                               19,784          19,546
Financing costs, net of accumulated amortization of $4,683 and $5,196, respectively                    856             343
Marketable securities and investments                                                                1,876           2,337
Other assets                                                                                           261             237
                                                                                               -----------     -----------
                                                                                               $   148,714     $   147,718
                                                                                               ===========     ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current portion of long-term debt                                                           $    92,679     $   103,363
   Accounts payable                                                                                 11,410           9,993
   Accounts payable, related parties                                                                 1,429             121
   Accrued expenses                                                                                 15,273          15,812
                                                                                               -----------     -----------
Total current liabilities                                                                          120,791         129,289

Long-term debt                                                                                      16,057              29
Accrued postretirement benefit cost                                                                  3,659           3,707
Other long-term obligations                                                                          1,623           1,878
Deferred income taxes                                                                                2,074           2,144
Minority interest                                                                                    1,102           1,238

Redeemable cumulative Series A preferred stock--$0.01 par value;
   non-voting; 30,000 shares authorized; 20,500 shares issued and
   outstanding, at liquidation preference value                                                     12,394          13,013
Redeemable convertible cumulative Series B preferred stock--$0.01 par value; voting; 10,000 shares authorized; 1,667 shares issued
   and outstanding, at liquidation preference value                                                  3,286           3,361

STOCKHOLDERS' DEFICIT
Common stock--$0.01 par value; 40,000 shares authorized;
   20,025 shares issued and outstanding at
   December 31, 2002 and June 30, 2003 respectively                                                      -               -
Additional paid-in capital                                                                          36,246          35,551
Accumulated deficit                                                                                (48,402)        (44,679)
Accumulated other comprehensive (loss) income                                                         (116)          2,187
                                                                                               -----------     -----------
                                                                                                   (12,272)         (6,941)
                                                                                               -----------     -----------
                                                                                              $   148,714     $   147,718
                                                                                               ===========     ===========

See accompanying notes to condensed consolidated  financial statements.

                               UNIFRAX CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED - IN THOUSANDS)

                                        THREE MONTHS ENDED JUNE 30            SIX MONTHS ENDED JUNE 30
                                     --------------------------------      ------------------------------
                                               2002              2003               2002             2003
                                               ----              ----               ----             ----
Net Sales                            $       40,111     $      40,843      $      78,170     $     79,681

Cost of goods sold                           20,917            21,778             41,667           42,888
                                      -------------     -------------      -------------     ------------

Gross margin                                 19,194            19,065             36,503           36,793

Selling, general and
   administration expense                    11,936            13,331             23,535           26,091
                                      -------------     -------------      -------------     ------------

Operating income                              7,258             5,734             12,968           10,702


Other income (expense)                           58              (243)               121             (545)

Foreign exchange income                         560               758                273            1,749
                                      -------------     -------------      -------------     ------------

Income before interest, income
   taxes, and minority interest               7,876             6,249             13,362           11,906

Interest expense                             (3,106)           (2,919)            (6,323)          (5,914)
                                      --------------    --------------     -------------     -------------

Income before income taxes and
   minority interest                          4,770             3,330              7,039            5,992

Provision for income taxes                    1,824             1,249              2,535            2,128
                                      -------------     -------------      -------------     ------------

Income before minority interest               2,946             2,081              4,504            3,864

Minority interest                                59                82                120              141
                                      -------------     -------------      -------------     ------------

Net income                           $        2,887     $       1,999      $       4,384     $      3,723
                                     ==============     =============      =============     ============


See accompanying notes to condensed consolidated financial statements.

                               UNIFRAX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                                       SIX MONTHS ENDED JUNE 30
                                                                                    ------------------------------
                                                                                          2002                2003
                                                                                          ----                ----
OPERATING ACTIVITIES
Net income                                                                          $    4,384          $    3,723

Depreciation and amortization                                                            5,145               5,173
Other adjustments and changes in operating assets and liabilities                       (1,469)             (1,484)
                                                                                    -----------         -----------
Cash provided by operating activities                                                    8,060               7,412


INVESTING ACTIVITIES
Capital expenditures                                                                    (1,732)             (1,623)
Proceeds from sales of marketable securities                                               698                 446
Purchases of marketable securities                                                        (898)               (723)
Other                                                                                      (21)                (36)
                                                                                    -----------         -----------
Cash used in investing activities                                                       (1,953)             (1,936)

FINANCING ACTIVITIES
Dividends paid                                                                          (1,365)             (1,308)
Retirement of Senior Notes (net)                                                        (1,500)             (5,552)
Borrowings under revolving loan                                                         21,481              28,471
Repayments of revolving loan                                                           (21,578)            (28,494)
Repayment of term loan                                                                  (2,251)             (1,736)
                                                                                    -----------         -----------
Cash used in financing activities                                                       (5,213)             (8,619)
Net effect of exchange rate changes on cash                                                (33)                335
                                                                                    -----------         ----------

Net change in cash                                                                         861              (2,808)
Cash--beginning of period                                                                3,219               5,962
                                                                                    ----------          ----------
Cash--end of period                                                                 $    4,080          $    3,154
                                                                                    ==========          ==========

See accompanying notes to condensed consolidated financial statements.

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Unifrax Corporation ("The Company" or "Unifrax") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and the notes thereto for the year ended December 31, 2002, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. All capitalized terms used in these notes to condensed consolidated financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

NOTE B - BUSINESS ACQUISITION

         The Company through its UK subsidiary owns 1,328,025 shares, amounting to 67.14% of Unifrax India Limited, (formerly Orient Cerlane Ltd), the Company's majority-owned Indian subsidiary. In November 2002, in association with the Indian Promotor Group, who has beneficial ownership of 25.77% of the shares of Unifrax India Limited, Unifrax India Limited applied to the Delhi Stock Exchange and the Stock Exchange Mumbai for delisting of Unifrax India Limited's stock. Effective July 7, 2003, the securities of Unifrax India Ltd were delisted from the Stock Exchange, Mumbai. The Company has agreed, through its UK Subsidiaries, to purchase any further shares offered by existing minority shareholders through July 6, 2004. Subsequently, the securities of Unifrax India Ltd were delisted from the Delhi Stock Exchange. No additional shares were purchased in the six months ended June 30, 2003.

NOTE C - STOCK-BASED COMPENSATION

         Effective October 30, 1996, the Company established the Unifrax Corporation 1996 Stock Option Plan to make awards of options to purchase common stock to officers and key employees. The company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income for the three-month and six-month periods ended June 30, 2002 and 2003, as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands):

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

                                         Three months ended June 30              Six months ended June 30
                                              2002               2003               2002                2003
                                              ----               ----               ----                ----
Net income, as reported               $      2,887     $        1,999      $       4,384       $       3,723
Deduct: Total stock-based
  employee compensation
  expense determined under
  fair value based method for
  all awards, net of related
  tax effects                                   29                 29                 58                  58
                                      ------------     --------------      -------------       -------------
Pro forma net income                  $      2,858     $        1,970      $       4,326       $       3,665
                                      ============     ==============      =============       =============

NOTE D - INVENTORIES

The components of inventory consist of the following (in thousands):

                                                                     December 31                   June 30
                                                                       2002                          2003
                                                                 ----------------                -----------
                  Raw materials and supplies                         $     6,990                $     6,774
                  Work in process                                          1,861                      1,845
                  Finished products                                        7,511                      8,283
                                                                     -----------                -----------
                                                                          16,362                     16,902

                  Adjustment to LIFO Cost                                    945                      1,438
                                                                     -----------                -----------
                                                                     $    17,307                $    18,340
                                                                     ===========                ===========

NOTE E - CONTINGENCIES

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

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


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

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


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

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


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

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE F - LONG TERM DEBT AND SELLER NOTE

Long term debt consists of the following (in thousands):

                                                     December 31               June 30
                                                        2002                    2003
                                                 ---------------           -------------
     Credit Agreement:
      Term loans
       Brazil                                    $         3,673           $       3,761
       India                                                  85                      58
                                                 ---------------           -------------
          Total                                            3,758                   3,819

      Revolving loans
       United States                                          17                      14
       United Kingdom                                        620                     770
                                                 ---------------           -------------
          Total                                              637                     784

     10 1/2% Senior Notes due 2003                        88,341                  82,789

     Subordinated promissory notes                        16,000                  16,000
                                                 ---------------           -------------

     Total debt                                          108,736                 103,392
     Less current portion                                 92,679                 103,363
                                                 ---------------           -------------
     Long term debt                              $        16,057           $          29
                                                 ===============           =============

         On July 11, 2003, the Company extended its Credit Agreement, which was due to mature on August 1, 2003, to October 1, 2003. In addition, its 10.5% Senior Notes mature November 1, 2003, and the subordinated promissory notes payable to SEPR mature on June 30, 2004. The Company has had discussions with several financial institutions regarding the refinancing of all or a significant portion of its indebtedness. Based on the discussions with these banks and other lending institutions, management believes that all indebtedness maturing in 2003 can be refinanced prior to its maturity date.

NOTE G - COMPREHENSIVE INCOME

         Comprehensive income for the three-month and six-month periods ended June 30, 2002 and 2003 consisted of the following (in thousands):

                                     Three months ended June 30          Six months ended June 30
                                          2002             2003           2002               2003
                                          ----             ----           ----               ----
Net income                          $    2,887      $     1,999    $     4,384       $     3,723
Change in foreign currency
  translation adjustment                 2,345            1,881    $     1,706             2,261
Unrealized gain on
  marketable equity
  securities                                 7               48              0                42
                                    ----------      -----------    -----------       -----------
Comprehensive income                $    5,239      $     3,928    $     6,090       $     6,026
                                    ==========      ===========    ===========       ===========

                               UNIFRAX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


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


NOTE J - RECLASSIFICATIONS

         Certain reclassifications of 2002 information have been made to conform with the 2003 presentation.


NOTE K - SUBSEQUENT EVENT

         On August 13, 2003, the Company entered into a Merger Agreement whereby Unifrax Holding Co., the Company and its subsidiaries will be acquired by an affiliate of American Securities Capital Partners, L.P. The merger is subject to the satisfaction or waiver of customary closing conditions, including the receipt of debt financing by American Securities Capital Partners. The Company expects the merger to close within 30 days. Attached hereto as Exhibit 10.21 is a copy of the press release announcing the merger.

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

AMERICAN SECURITIES CAPITAL PARTNERS AGREEMENT TO ACQUIRE UNIFRAX

         On August 13, 2003, the Company entered into a Merger Agreement whereby Unifrax Holding Co., the Company and its subsidiaries will be acquired by an affiliate of American Securities Capital Partners, L.P. The merger is subject to the satisfaction or waiver of customary closing conditions, including the receipt of debt financing by American Securities Capital Partners. The Company expects the merger to close within 30 days. Attached hereto as Exhibit 10.21 is a copy of the press release announcing the merger.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

         Net Sales in the second quarter of 2003 increased by $0.7 million or 1.8% from $40.1 million in 2002 to $40.8 million in 2003. Sales in the quarter reflect the favorable currency effect of a stronger Euro in Europe offset in part by the weaker demand year-over-year in certain sectors in North America and Europe, particularly in furnace-related markets, including primary metals, petrochemical, power, glass and ceramics.

         Gross Profit decreased by $0.1 million or 0.7% from $19.2 million in 2002 to $19.1 million in 2003. Gross Profit as a percentage of net sales decreased from 47.9% in 2002 to 46.7% in 2003. The decrease in gross profit was due to the lower percentage of margin on sales and reflected the lower plant utilization in North America and Europe offset in part by lower manufacturing costs.

         Selling, general and administrative expenses increased by $1.4 million or 11.6% from $11.9 million in 2002 to $13.3 million in 2003. SG&A expenses were higher in 2003 compared to 2002 due principally to the currency effect of the stronger Euro, and certain one time reorganization and relocation costs in Europe. Selling, general, and administrative expenses as a percentage of net sales increased from 29.8% in 2002 to 32.6% in 2003.

         Operating income decreased by $1.5 million or 21.0% from $7.3 million in 2002 to $5.7 million 2003, as a result of the factors previously indicated. Operating income as a percentage of net sales decreased from 18.1% in 2002 to 14.0% in 2003.

         Other income and expense changed by $0.3 million from income of $0.1 million in 2002 to expense of $0.2 in 2003 as a result of non-operating legal and professional charges.

         Income relating to foreign exchange increased by $0.2 million or 35.3% from $0.6 million in 2002 to $0.8 million in 2003 due primarily to the strengthening of the Euro against the U.S. Dollar.

         Interest expense reduced by $0.2 million or 6.0% from $3.1 million in 2002 to $2.9 million in 2003, due to lower levels of bank borrowings, and lower interest rates on certain variable rate borrowings. Interest expense decreased as a percentage of net sales from 7.7% in 2002 to 7.1% in 2003.

         Provision for income taxes reduced by $0.6 million or 31.5% from $1.8 million in 2002 to $1.2 million in 2003. The effective income tax rate decreased from 38.2% in 2002 to 37.5% in 2003, primarily as a result of a decrease in the effective tax rate of one of the Company's foreign subsidiaries.

         Net income decreased by $0.9 million or 30.8% from $2.9 million in 2002 to $2.0 million in 2003, as a result of the factors previously indicated. Net income as a percentage of net sales reduced from 7.2% in 2002 to 4.9% in 2003.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

         Net Sales in the first six months of 2003 increased by $1.5 million or 1.9% from $78.2 million in 2002 to $79.7 million in 2003. Sales reflect the favorable currency impact in Europe, offset in part by weaker demand in certain sectors year-over-year in North America and Europe, particularly in furnace-related markets, including primary metals, petrochemical, power, glass and ceramics.

         Gross profit increased by $0.3 million or 0.1% from $36.5 million in 2002 to $36.8 million in 2003. Gross profit as a percentage of net sales decreased from 47.7% in 2002 to 46.2% in 2003. The increase in gross profit dollars was due to the higher sales volume offset in part by lower margin. The lower overall gross profit percentage is primarily the result of downward pressure on prices due to lower global demand, particularly in the furnace-related markets and lower plant utilization in North America and Europe.

         Selling, general, and administrative expenses increased by $2.6 million or 10.9% from $23.5 million in 2002 to $26.1 million in 2003. SG&A expenses were higher in 2003 compared to 2002 due principally to the currency effect of the stronger Euro, and certain one time reorganization and relocation costs in Europe. Selling, general, and administrative expenses as a percentage of net sales increased from 30.1% in 2002 to 32.7% in 2003.

         Operating income decreased by $2.3 million or 17.5% from $13.0 million in 2002 to $10.7 million in 2003, as a result of the factors previously indicated. Operating income as a percentage of net sales decreased from 16.6% in 2002 to 13.4% in 2003.

         Other income and expense changed by $0.6 million from an income of $0.1 million in 2002 to an expense of $0.5 million is 2003 due primarily to certain non-operating legal and professional charges.

         Income relating to Foreign Exchange increased by $1.4 million or 540.1% from $0.3 million in 2002 to $1.7 million in 2003, due primarily to the strengthening of the Euro against the U.S. Dollar.

         Interest expense decreased by $0.4 million or 6.5% from $6.3 million in 2002 to $5.9 million in 2003 due to lower levels of bank borrowings and lower interest rates on certain variable rate borrowings. Interest expense decreased as a percentage of net sales from 8.1% in 2002 to 7.4% in 2003.

         Provision for income taxes decreased by $0.4 million or 16.1% from $2.5 million in 2002 to $2.1 million in 2003. The effective income tax rate reduced from 36.0% in 2002 to 35.5% in 2003, primarily as a result of a decrease in the effective tax rate of one of the Company's overseas subsidiaries.

         Net income decreased by $0.7 million or 15.1% from $4.4 million in 2002 to $3.7 million in 2003, as a result of the factors previously indicated. Net income as a percentage of net sales decreased from 5.6% in 2002 to 4.7% in 2003.

LIQUIDITY AND CAPITAL RESOURCES

         During the six-month period ended June 30, 2003, the Company's cash flows from operating activities decreased by $0.7 million or 8.0%, from $8.1 million in 2002 to $7.4 million in 2003. This decrease was the result of lower net income.

         Cash used by investing activities remained constant at $1.9 million.

         Cash used by financing activities increased by $3.4 million or 65.3% from $5.2 million in 2002 to $8.6 million in 2003. During the first half of 2003 the Company repaid $1.7 million on its term loans, paid a dividend of $1.3 million on its Redeemable cumulative Series A preferred stock to Unifrax Holding Co., and repurchased $5.6 million of its 10.5% Senior Notes.

         On July 11, 2003, the Company extended its Credit Agreement, which was due to mature on August 1, 2003, to October 1, 2003. In addition, its 10.5% Senior Notes mature November 1, 2003 and the subordinated promissory notes payable to SEPR mature on June 30, 2004. The Company has had discussions with several financial institutions regarding the refinancing of all or a significant portion of its indebtedness. Based on the discussions with these banks and other lending institutions, management believes that all indebtedness maturing in 2003 can be refinanced prior to its maturity date. Furthermore, management believes that cash flows from operations and borrowings under the available credit facility will be adequate to meet the Company's operating requirements and planned capital expenditures over the next 12 months. See "Forward Looking Statements."

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

         At December 31, 2002, the Company had Federal and State net operating loss carryforwards totaling approximately $16 million which will be available to offset future taxable income. These net operating loss carryforwards expire in 2012 through 2023.

LEGAL PROCEEDINGS

         Reference is made to the information included in Note E to the condensed consolidated financial statements of the Company included under Item 1 in this Form 10-Q, which is hereby incorporated herein by reference.

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

         A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States, the United Kingdom, France, Germany, Brazil, Venezuela, Australia, and India using materials purchased internationally, and sells into those and other worldwide markets. Additionally, the Company operates a branch sales office in Argentina. The Company and its subsidiaries invoice their products both in local and foreign currencies. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets into which the Company sells its products. For example, when the U.K. Pound Sterling strengthens relative to the Euro, the value of sales from the U.K. which are denominated in Euros decreases when translated back to Sterling. When the U.S. Dollar strengthens against other currencies, the price of competitive imports into the U.S. from those other countries often decreases. To mitigate the short-term effect of exchange rate changes on the Company's purchases, sales and financial results in its various locations, the Company may from time to time hedge its exposure to certain currencies by entering into foreign exchange contracts. During 2002, and the six-month period ended June 30, 2003, the Company did not enter into any foreign exchange contracts.

ITEM 4.  CONTROLS AND PROCEDURES

         As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer and principal accounting officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based on that evaluation, the Company's management, including the chief executive officer and principal accounting officer, concluded that the Company's disclosure controls and procedures were effective in all material aspects as of June 30, 2003 to ensure that material information relating to the Company, including Company's consolidated subsidiaries, was made known to them by others within the Company, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. During the quarter ended June 30, 2003, there were no changes in the Company's internal control over financial reporting, identified in connection with the evaluation of such reporting, or reasonably likely to materially affect, the Company's internal control over financial reporting. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to the information included in Note E to the condensed consolidated financial statements of the Company and included in this Form 10-Q, which is hereby incorporated herein by reference.

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

         10.21 Press Release, dated August 13, 2003, relating to American Securities Capital Partners agreement to acquire Unifrax

         31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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



                                          UNIFRAX CORPORATION



  Date:       08/13/03                    By: /s/   William P. Kelly
        ---------------------             -------------------------------------
                                          William P. Kelly, President and
                                          Chief Executive Officer


  Date:       08/13/03                    By: /s/   Mark D. Roos
        ---------------------             --------------------------------------
                                          Mark D. Roos, Senior Vice President
                                          and Chief Financial Officer